Form 10-Q
period 2004-03-31
S&P MANAGED FUTURES INDEX FUND LP
filed 2004-05-11
CIK 1255107

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2004

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM        TO        .

                       COMMISSION FILE NUMBER: 333-107357

                       S&P MANAGED FUTURES INDEX FUND, LP
             (Exact name of registrant as specified in its charter)

                DELAWARE                                90-0080448
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                           C/O REFCOFUND HOLDINGS, LLC
                           550 W. JACKSON, SUITE 1300
                             CHICAGO, ILLINOIS 60661
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (312) 788-2000

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes / / No /X/

S&P MANAGED FUTURES INDEX FUND, LP
(A DELAWARE LIMITED PARTNERSHIP)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                                                     1

          Statement of Assets and Liabilities, March 31, 2004 (unaudited)                          1

          Statement of Operations for the Period March 15, 2004 (Commencement of Operations)       2
          to March 31, 2004 (unaudited)

          Statement of Changes in Net Assets for the Period March 15, 2004 (Commencement of        3
          Operations) to March 31, 2004 (unaudited)

          Statement of Cash Flows for the Period March 15, 2004 (Commencement of                   4
          Operations) to March 31, 2004 (unaudited)

          Schedule of Investments, March 31, 2004 (unaudited)                                      5

          Notes to Financial Statements (unaudited)                                                6-10

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    11-12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk                               13-16

  Item 4. Controls and Procedures                                                                  16

PART II - OTHER INFORMATION                                                                        17

  Item 6. Exhibits and Reports on Form 8-K                                                         17

SIGNATURES                                                                                         18

STATEMENT OF ASSETS AND LIABILITES
MARCH 31, 2004 (UNAUDITED)

ASSETS:
Cash                                                                                $     777,045
Investments in SPC (Notes 1 and 2)                                                      5,046,404
Investment made in advance                                                              1,097,000
Receivable from General Partner                                                             8,357
                                                                                    -------------
TOTAL ASSETS                                                                            6,928,806
                                                                                    -------------

LIABILITIES:
Subscriptions received in advance                                                       1,814,695
Redemption payable                                                                        736,950
Accrued expenses                                                                           45,776
                                                                                    -------------
TOTAL LIABILITIES                                                                       2,597,421
                                                                                    -------------

NET ASSETS                                                                          $   4,331,385
                                                                                    =============

NET ASSET VALUE PER PARTNERSHIP UNIT:
CLASS A - based on Net Assets of $3,300,638
         and 3,364.515 partnership units outstanding                                $      981.02
CLASS B - based on Net Assets of $1,030,747
         and 1,049.000 partnership units outstanding                                $      982.60

See notes to financial statements.

STATEMENT OF OPERATIONS
PERIOD MARCH 15, 2004 (COMMENCEMENT OF OPERATIONS)
TO MARCH 31, 2004 (UNAUDITED)

OPERATING EXPENSES:
  Management fees
     Class A                                                                        $       5,753
     Class B                                                                                1,594
  Administration fee
     Class A                                                                               16,636
     Class B                                                                                3,063
  Professional fees                                                                        14,737
  Other expenses                                                                            3,993
                                                                                    -------------
       Total expenses                                                                      45,776
                                                                                    -------------

  Less reimbursement of expenses by General Partner                                        (8,357)
                                                                                    -------------

NET INVESTMENT LOSS                                                                       (37,419)
                                                                                    -------------

DECREASE IN EQUITY IN SPC                                                                 (57,761)
                                                                                    -------------

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS                                $     (95,180)
                                                                                    =============

See notes to financial statements.

STATEMENT OF CHANGES IN NET ASSETS
PERIOD MARCH 15, 2004 (COMMENCEMENT OF OPERATIONS)
TO MARCH 31, 2004 (UNAUDITED)

DECREASE IN NET ASSETS RESULTING FROM
  OPERATIONS:
  Net investment loss                                                               $     (37,419)
  Decrease in equity in SPC                                                               (57,761)
                                                                                    -------------

       Net decrease in net assets resulting from operations                               (95,180)
                                                                                    -------------

INCREASE IN NET ASSETS FROM CAPITAL
  TRANSACTIONS:
  Proceeds from issuance of partnership units
     Class A                                                                            3,364,515
     Class B                                                                            1,799,000
  Redemption of partnership units
     Class B                                                                             (736,950)
                                                                                    -------------

       Total increase in net assets from capital transactions                           4,426,565
                                                                                    -------------

NET INCREASE IN NET ASSETS                                                              4,331,385

NET ASSETS AT BEGINNING OF PERIOD                                                               -
                                                                                    -------------

NET ASSETS AT END OF PERIOD                                                         $   4,331,385
                                                                                    =============

See notes to financial statements.

STATEMENT OF CASH FLOWS
PERIOD MARCH 15, 2004 (COMMENCEMENT OF OPERATIONS)
TO MARCH 31, 2004 (UNAUDITED)

CASH PROVIDED BY (USED IN) OPERATING ACTIVITES:
  Net decrease in net assets resulting from operations                              $     (95,180)
  Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
    Decrease in equity in SPC                                                              57,761
    (Increase) in investment made in advance                                           (1,097,000)
    (Increase) in receivable from General Partner                                          (8,357)
    Increase in accrued expenses                                                           45,776
    Investments in SPC at cost                                                         (5,104,165)
                                                                                    -------------
           Net cash used in operating activities                                       (6,201,165)
                                                                                    -------------

CASH PROVIDED BY FINANCING ACTIVITIES:
  Partners' subscriptions                                                               5,163,515
  Increase in subscriptions received in advance                                         1,814,695
                                                                                    -------------
           Net cash provided by financing activities                                    6,978,210
                                                                                    -------------

Net increase in cash                                                                      777,045

CASH, BEGINNING OF PERIOD                                                                       -
                                                                                    -------------

CASH, END OF PERIOD                                                                 $     777,045
                                                                                    =============

See notes to financial statements.

SCHEDULE OF INVESTMENTS
MARCH 31, 2004 (UNAUDITED)

                                                                  % OF
INVESTMENTS IN SPC                                             NET ASSETS             FAIR VALUE
----------------------------------------------------------------------------------------------------
INDEX CONSTITUENTS

Aspect Capital Limited
    (Aspect Diversified Program)                                   7.95%            $     344,155
Beach Capital Management Limited
    (Beach Discretionary Programme)                                8.40%                  363,999
Beacon Management Corporation
    (Portfolio Currently Being Liquidated)                         8.88%                  384,837
Campbell & Company, Inc.
    (Financial, Metals and Energy Large Portfolio)                 8.84%                  382,735
Chesapeake Capital Corporation
    (The Diversified Program)                                      7.92%                  343,006
Dunn Capital Management, Inc.
    (Dunn Combined Financial)                                      8.33%                  360,884
Eclipse Capital Management, Inc.
    (Global Monetary Program)                                      7.86%                  340,368
Graham Capital Management, L.P.
    (Global Diversified Program)                                   8.17%                  353,751
Hyman Beck & Company, Inc.
    (The Global Portfolio)                                         7.47%                  323,605
John W. Henry & Company, Inc.
    (Global Financial and Energy Portfolio)                        8.57%                  371,071
Millburn Ridgefield Corporation
    (Diversified Portfolio)                                        7.96%                  344,607
Rotella Capital Management, Inc.
    (The Polaris Program)                                          7.78%                  337,133
Willowbridge Associates Inc.
    (Argo Trading System)                                          9.59%                  415,444
Winton Capital Management Ltd.
    (Diversified Program)                                          8.79%                  380,809
                                                                 ------             -------------

TOTAL                                                            116.51%            $   5,046,404
                                                                 ======             =============

All investments in SPC have directional/tactical investment objective. Redemptions from the SPC are permitted semi-monthly.

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
PERIOD MARCH 15, 2004 (COMMENCEMENT OF OPERATIONS) TO MARCH 31, 2004
(UNAUDITED)

1.    NATURE OF BUSINESS AND ORGANIZATION

      ORGANIZATION - S&P Managed Futures Index Fund, LP (the "Fund") was organized as a limited partnership on May 13, 2003 under the Delaware Revised Uniform Limited Partnership Act, as amended. In accordance with the Limited Partnership Agreement, the Fund is organized as a single series of limited partnership units which are offered in two classes - Class A and Class B.

      RefcoFund Holdings, LLC ("RFH") is the General Partner of the Fund. The General Partner has the sole authority and responsibility for managing the operations of the Fund and directing the investment of the Fund's assets. RFH has retained the services of PlusFunds Group, Inc. ("PlusFunds") as Sub-Investment Manager to oversee the day-to-day investment management functions for the Fund.

      The Fund is designed to seek investment returns that substantially track the Standard & Poor's Managed Futures Index (the "Index"), before expenses of the Fund. The General Partner will pursue the Fund's investment objective by allocating substantially all of the Fund's assets to SPhinX(TM) Managed Futures Fund SPC (the "SPC"), a Cayman Islands segregated portfolio company. The SPC is designed to track the Index, and thus provide limited partners with exposure to a broad cross section of systematic managed futures strategies through a single investment. The SPC allocates its assets to portfolio managers (the "Portfolio Managers") that generally employ a broad range of systematic trading strategies in the futures markets. Other markets, such as the interbank foreign exchange market, may be used as well. Standard & Poor's has granted a license to PlusFunds and RFH to utilize the Index in connection with the SPC and the Fund, respectively.

      The Fund will be terminated and dissolved upon the first to occur of: (1) limited partners owning more than 50% of the outstanding Units voting to dissolve the Fund; (2) the General Partner ceasing to be general partner and no new general partner being appointed; or (3) the continued existence of the Fund becoming unlawful.

      RK Consulting, LLC ("RK") acts as the administrator of the Fund. RK provides certain accounting and administrative services to the Fund.

      The units of the Fund are offered by Refco Securities, LLC (the "Selling Agent"), a broker-dealer registered with the U.S. Securities and Exchange Commission, and by any additional selling agents who may be engaged from time to time on behalf of the Fund.

2.    SIGNIFICANT ACCOUNTING POLICIES

      The following is a summary of significant accounting policies consistently followed by the Fund.

      BASIS OF PRESENTATION - The accompanying unaudited financial statements of the Fund have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

      In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the financial condition and results of operations of the Fund for the period presented have been included.

      Operating results for the period March 15, 2004 to March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      SECURITIES VALUATION - The economic interest of investors in the Fund's unit classes ultimately resides in the SPC as allocated to the Portfolio Managers of the Index. This investment is valued on a monthly basis and represents the net asset value of the assets allocated to the Portfolio Managers. Such net asset value is derived after valuing the assets allocated to the Portfolio Managers and deducting expenses at the SPC level, including management fees and incentive allocations to the Portfolio Managers. The Fund is allocated realized and unrealized gains and net investment income from the SPC in proportion to its ownership in the SPC. This is reflected in the statement of operations as "equity in SPC".

      Management fees payable to the Portfolio Managers range from 1.00% to 2.50% per annum of the assets allocated to a Portfolio Manager. Each Portfolio Manager receives a performance fee allocation of 15% to 25% of net trading gain.

      INVESTMENT TRANSACTIONS - The Fund records subscriptions and redemptions related to its investment in the SPC on the transaction date. Investment transactions are accounted for on a trade date basis.

      CASH AND CASH EQUIVALENTS - The Fund considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

      EXPENSES - In accordance with the Limited Partnership Agreement, the Fund shall be charged for certain expenses and such expenses will be allocated proportionately among the partners. The Fund is responsible for administrative, ongoing offering expenses and operating expenses, including but not limited to legal and accounting fees, and any taxes or extraordinary expenses payable.

      All expenses are recorded on an accrual basis.

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

      INCOME TAXES - Federal income taxes are not provided for as each partner is individually liable for the taxes, if any, on its share of the Fund's taxable income items including capital gains, interest, dividends, and deductions. In accordance with the Limited Partnership Agreement, the limited partners may also be subject to various state and other taxes.

3.    SUBSCRIPTIONS AND REDEMPTIONS

      Units are issued upon subscription into and redeemed through redemption from the Fund.

      Subscriptions for any Class may be made as of the first business day of each calendar month (the "Offering Date") at net asset value per unit. The net asset value per unit is determined by dividing a class' net assets by the number of units of that class outstanding on the date the calculation is being performed.

      The limited partnership units may generally be redeemed as of the last business day of any calendar month, subject to certain restrictions and qualifications, upon at least 10 business days' prior written notice to the General Partner. The General Partner may declare additional redemption dates upon notice to the limited partners and may, in unusual circumstances, permit some, or all, limited partners to redeem as of dates other than the end of the month. The General Partner may not be able to make timely payments with respect to redemptions due to the Fund's inability to liquidate its investment in the SPC on a timely basis. Redemptions of interests in the SPC by the Fund as of any particular redemption date cannot exceed 20% of the Fund's investment in the SPC as of that date unless the SPC has received at least 15 business days' notice prior to a redemption date.

      A redemption fee of 3% of net asset value per Class A unit applies if a Class A unit is redeemed within 12 months of its original purchase. The Class B Units are not subject to a redemption fee.

      Partnership units activity during the period March 15, 2004 (Commencement of Operations) to March 31, 2004 was as follows:

                                                              CLASS A        CLASS B
      --------------------------------------------------------------------------------
      Issued and outstanding at March 15, 2004                        -              -
      Issuance of additional units during the period          3,364.515      1,799.000
      Redemption of units during the period                           -       (750.000)
                                                           ---------------------------
      Issued and outstanding at March 31, 2004                3,364.515      1,049.000
                                                           ===========================

4.    RELATED PARTY TRANSACTIONS

      Refco Securities, LLC, the Selling Agent of the Fund, is an affiliate of RefcoFund Holdings, LLC, the General Partner. Refco LLC, an affiliate of the General Partner and the Selling Agent, acts as futures commission merchant for the SPC, and in such capacity provides execution, clearing and margin services in connection with futures and commodities trading activities. Refco Capital Markets, Ltd., also an affiliate of RFH, acts as the dealer for the underlying investments of the SPC for currency trading.

      Pursuant to the provisions of the Fund's Prospectus, the Fund's selling agents receive from the General Partner an upfront selling commission equal to 3% of the purchase price per Class A Unit at the time that the Class A Unit is sold. The General Partner will also pay with respect to the Class A Units, ongoing service fees beginning in the 13th month following the purchase of Class A Units equal to 0.167% of the Class A Units' month-end net assets (a 2.00% annual rate). As of March 31, 2004, the Selling Agent received $74,240 in upfront commissions. The Class B Units are not subject to these commissions or ongoing servicing fees. No selling commissions will be paid from the proceeds of subscriptions.

      Refco Group Ltd., LLC, the parent of the General Partner, paid the organizational and initial offering expenses.

      RFH, as the General Partner, receives a management fee of 4.15% annually of the Class A net asset value of the Fund and 2.15% annually of the Class B net asset value of the Fund, calculated daily and paid monthly in arrears, in exchange for providing ongoing advisory and general management services. All fees paid to PlusFunds for sub-investment management services are paid by RFH. RFH may voluntarily waive a portion of its management fee at its discretion.

      The Limited Partnership Agreement and/or guidelines of state securities regulators limit the fees that are paid by the Fund (the "Expense Cap"). Aggregate annual fees and expenses based on the Fund's net assets may not exceed 6% of net assets per year (1/2 of 1% per month). This Expense Cap includes management fees and customary and routine administrative expenses of the Fund but does not include legal and accounting expenses or extraordinary expenses. RFH has agreed to reimburse the Fund for any expenses incurred above the expense cap. The reimbursement for the period ended March 31, 2004 is set forth on the Statement of Operations.

      As of March 31, 2004 the General Partner has purchased 100 Class B units of the Fund totaling $100,000.

5.    COMMITMENTS AND CONTINGENCIES

      In the normal course of business, the Fund enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Fund's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred. Based upon the prior experience of the General Partner, the General Partner expects the risk of loss to be remote.

6.    DERIVATIVE FINANCIAL INSTRUMENTS

      The Partnership, by investing in the SPC, will be subject to all of the risks associated with the SPC's investments and trading. The SPC may invest in derivative instruments, which include futures, forwards, swaps or options, or other financial instruments with similar characteristics. All derivatives are reported at fair value and changes in value are reflected in the net asset value of the SPC.

      Market Risk - Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments may result in changes in the SPC's net unrealized profit
      (loss) on such derivative instruments. The SPC's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the SPC as well as the volatility and liquidity in the markets in which such derivative instruments are traded.

      Credit Risk - The SPC has credit risk associated with counterparty non-performance.

      The risks associated with exchange-traded contracts are typically perceived to be less than those associated with the over-the-counter transaction (non-exchange traded), because exchanges typically (but not universally) provide clearing house arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of the respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, while counterparties may require margin in the over-the-counter markets.

7.    FINANCIAL HIGHLIGHTS

      The Fund has presented the following disclosures for registered investment companies required by the AICPA Audit and Accounting Guide, AUDITS OF INVESTMENT COMPANIES:

                                                              CLASS A         CLASS B
        ----------------------------------------------------------------------------------
        PER PARTNERSHIP UNIT DATA:
        NET ASSET VALUE, MARCH 15, 2004                      $   1,000.00     $   1,000.00
        Net investment loss                                         (7.80)           (6.22)
        Decrease in equity in SPC                                  (11.18)          (11.18)
                                                             -----------------------------
        Net decrease resulting from operations                     (18.98)          (17.40)

        Distributions to partners                                       -                -
                                                             -----------------------------
        NET ASSET VALUE, MARCH 31, 2004                      $     981.02     $     982.60
                                                             =============================

        TOTAL RETURN                                                (1.90)%          (1.74)%

        RATIOS TO AVERAGE NET ASSETS (ANNUALIZED):
        Pre-reimbursement expenses                                 (13.62)%          (8.63)%
        Reimbursement by General Partner                             4.14%               -
        After-reimbursement expenses                                (9.48)%          (8.63)%
        Net investment loss                                         (9.48)%          (8.63)%

      The per partnership unit amounts were computed using an average number of partnership units outstanding during the period. Total return for the period ended March 31, 2004 is calculated for each class of partners taken as a whole, based on the change in fair value during the period of net assets of each class adjusted for subscriptions. Individual partner's return may vary from these returns based on the timing of capital transactions. Net investment loss excludes decrease in equity in the SPC and is the partners' share of expenses. Expenses include the partners' share of Fund management fees and other operating expenses. The expense ratios exclude those expenses charged by the underlying investment vehicles that were recorded by the SPC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      S&P Managed Futures Index Fund, LP (the "Fund") is a managed futures investment fund designed to seek returns that substantially track the Index, before expenses of the Fund.

      The Fund pursues its investment objective by investing in the SPC, which currently allocates investments to 14 commodity trading advisors ("CTAs" or "Portfolio Managers"). All of the SPC's CTAs employ systematic trading approaches that are mostly technical trend-following in nature and are designed to collectively deliver returns broadly representative of systematic managed futures programs, and therefore do not have specific return or volatility targets. CTAs employing technical trend-following approaches generally take positions based on computer-generated models to identify trades, determine the size of positions, and to control ongoing portfolio exposure to specific markets.

      The Standard & Poor's Managed Futures Index Committee (the "Index Committee") is responsible for overseeing the methodology, constituent selection and operations related to the Index. Index constituents are selected based on multiple factors including representativeness of managed futures in general, the quality of the manager's trading program, the program's risk/return profile, performance during selected time frames and market conditions, and the type of market instruments held. Other, less technical factors, are included in the selection process such as trading manager reputation, experience, training, stability and quality of organization, as well as a minimum track record length (generally 3 years) and quantity of assets under management. PlusFunds Group, Inc. ("PlusFunds") acts as investment manager of the SPC and has overall responsibility for managing the Portfolio Funds. The Portfolio Managers in the SPC receive allocations that generally track the Index and are initially weighted equally on a dollar basis, and rebalanced annually in January.

CAPITAL RESOURCES

      The Fund is designed to raise additional capital only through the sale of units pursuant to the continuous offering and does not intend to raise any capital through borrowing. The General Partner does not plan to invest the Fund's assets directly other than in the stated investment objective, but the General Partner may invest funds temporarily in U.S. government obligations, money market accounts, or other short-term interest-bearing accounts. Additionally, the General Partner may borrow money on an unsecured or secured basis for cash management purposes, and will pay interest on such activities.

LIQUIDITY

      An investment in the Fund is not liquid as there is no secondary market for the partnership units. The partnership units may be redeemed only as of the last business day of the calendar month with at least ten business days' prior notice of the intent to redeem. In addition, there are also substantial restrictions on the ability of the Fund to make withdrawals from the SPC that further reduces the liquidity of the Fund.

      While the Fund does not invest directly in futures contracts, it possesses indirect liquidity risk through its investment in the SPC as described below. Most U.S. futures exchanges limit fluctuations in some futures and options contract prices during a single day by regulations referred to as daily price fluctuation limits or daily limits. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the investment manager of the SPC from promptly liquidating unfavorable positions and subject the SPC to substantial losses that could exceed the margin initially committed to those trades. In addition, even if futures or options prices do not move to the daily limit, the SPC may not be able to execute trades at favorable prices, if little trading in the contracts is taking place. Other than these limitations on liquidity, which are inherent in the SPC's futures and options trading operations, the SPC's assets are expected to be highly liquid.

RESULTS OF OPERATIONS

      The S&P Managed Futures Index Fund, LP - Class A commenced operations on March 15, 2004 and returned -1.9 % in March. This represents a 3.9% and a 3.9% underperformance inception to date vs. the S&P 500 Index and Salomon Brothers World Bond Index, respectively.

      The S&P Managed Futures Index Fund, LP - Class B commenced operations on March 15, 2004 and returned -1.7 % in March. This represents a 3.8% and a 3.8% underperformance inception to date vs. the S&P 500 Index and Salomon Brothers World Bond Index, respectively.

      The results of the Fund, excluding Fund level expenses, are directly correlated to that of the SPC. Of the 14 Portfolio Managers in the SPC, only 3 were profitable in March. Most sectors traded had an extremely volatile month, with individual markets such as Equities, Energy, and Currencies accelerating in one direction, then aggressively reversing course without warning. Of the 8 pure trend-followers, 6 had negative returns and amongst the Pattern Recognition Managers, 5 of 6 had negative returns. Most of the losses in March were attributable to trading in 3 Sectors. In Currencies, the SPC had losses in the Yen Market as short positions that had been developed in a long-standing down trend in that currency were caught in a late month 7% rally, with the exchange rate moving from a price level of 112 per USD to close the month at 104 per USD. In Stock Indices, the SPC had losses from a mid-month correction, where the S&P 500 Index, for example, moved from 1,157 to 1,091, losing approximately 6% in a 2-week time frame. Finally, the SPC had losses in the Energy Sector, where the SPC's long positions in Crude Oil had a late month correction, falling almost 5% in the last 8 trading days of the month. Losses in these Sectors were partially offset by gains in other Sectors, where the SPC benefited from long positions in Natural Gas and Agricultural Markets, which both had run-ups approaching 7% during March.

CRITICAL ACCOUNTING POLICIES VALUATION OF THE SPC'S POSITIONS

      The General Partner believes that the accounting policies that will be most critical to the Fund's financial condition and results of operations relate to the valuation of the SPC's investment positions. The majority of the SPC's investment positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. The SPC's spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers' quotes. Swap contracts generally will be valued by reference to published settlement prices or dealers' quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner does not believe that the SPC will trade swaps to a significant degree. Thus, the General Partner expects that under normal circumstances substantially all of the SPC's assets, and as a result the Fund's assets, will be valued by objective measures and on a timely basis.

THE FUND

      The Fund commenced trading on March 15, 2004 and has limited performance history. "Standard & Poor's(R)" and "S&P Managed Futures Index" are trademarks of The McGraw-Hill Companies, Inc. and have been licensed for use by RFH and PlusFunds. The Fund is not sponsored, endorsed, sold or promoted by Standard & Poor's and Standard & Poor's makes no recommendation concerning the advisability of investing in the Fund.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

      The Fund does not control the SPC, PlusFunds or any Portfolio Manager, and has no role in the choice of Portfolio Managers, any Portfolio Manager's choice of investments or any other investment decisions of the SPC. The Fund is dependent upon the expertise and abilities of PlusFunds in implementing the Index strategy as well as the Portfolio Managers who have investment discretion over assets allocated to them. There can be no assurance that the services of PlusFunds or of a Portfolio Manager will be available for any length of time, or that the SPC will remain available for investment by the Fund.

      The Fund is dependent on PlusFunds and the SPC's independent administrator to provide it with periodic reports and other information. The Fund may not be provided with detailed information regarding the precise investments made by a Portfolio Manager because some of this information may be considered proprietary and otherwise confidential. This lack of access to information may make it more difficult for the Fund to evaluate the SPC and the Portfolio Managers and to make a judgment regarding the fair value of the assets of the Fund.

      The Fund is designed to invest in the SPC, a speculative commodity pool. The market sensitive instruments indirectly held by it are acquired for speculative trading purposes, and all or a substantial amount of the Fund's assets are indirectly subject to the risk of trading loss.

      Market movements result in frequent changes in the fair market value of the SPC's open positions and, consequently, in its earnings and cash flow. The SPC's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, market prices for base and precious metals, energy complexes and other commodities, the diversification effects among the SPC's open positions and the liquidity of the markets in which it trades.

      The SPC often rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance. The SPC's current trading advisors all employ trend-following strategies that rely on sustained movements in price. Erratic, choppy, sideways trading markets and sharp reversals in movements can materially and adversely affect the SPC's performance results. The SPC's past performance is not necessarily indicative of its future results.

QUANTITATIVE MARKET RISK

      The Fund commenced trading on March 15, 2004 and has limited performance history not deemed sufficient for adequate numerical risk analysis.

QUALITATIVE MARKET RISK

TRADING RISK

      The Fund invests substantially all of its assets into the SPC. The following are guidelines to the primary trading risk exposures of the SPC by market sector.

      INTEREST RATES

      Interest rate risk is one of the principal market exposures of the SPC. Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of its stock index and currency positions.

      Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability. The primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, SPC also takes futures positions on the government debt of smaller nations.

      CURRENCIES

      Exchange rate risk is a significant market exposure of the SPC. The SPC's currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.

      ENERGY

      The SPC also has energy market exposure to gas and oil price movements, which often have short-term volatility swings resulting from political developments in the Middle East and in the longer-term are subject to the forces of global supply and demand.

      STOCK INDICES

      The SPC's primary equity exposure is to equity price risk in the G-7 countries as well as other smaller jurisdictions. The SPC is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

      METALS

      The SPC's metals market exposure is to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. Some metals, such as Gold, are used as surrogate stores of value, in place of hard currency, and thus have an associated currency or interest rate risk associated with them relative to their price in a specific currency. Other metals, such as Silver, Platinum, Copper, and Steel, have substantial industrial applications, and may be subject to forces affecting industrial production and demand.

      AGRICULTURAL / SOFTS

      The SPC may also invest in raw commodities and will thus have exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions or by political events in countries that comprise significant sources of commodity supply.

      OTHER TRADING RISKS

      As a result of leverage, small changes in the price of the Portfolio Managers' positions may result in substantial losses. Commodity interest contracts are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a contract can produce a substantial loss. Like other leveraged investments, any purchase or sale of a contract may result in losses in excess of the amount invested in that contract. The Portfolio Managers may lose more than their initial margin deposits on a trade.

      The Portfolio Managers' trading will be subject to execution risks. Market conditions may make it impossible for the Portfolio Managers to execute a buy or sell order at the desired price, or to close out an open position. Daily price fluctuation limits are established by the exchanges and approved by the Commodities Futures Trading Commission (the "CFTC"). When the market price of a contract reaches its daily price fluctuation limit, no trades can be executed at prices outside the limit. The holder of a contract may therefore be locked into an adverse price movement for several days or more and lose considerably more than the initial margin put up to establish the position. Thinly traded or illiquid markets also can make it difficult or impossible to execute trades.

NON-TRADING RISK EXPOSURE

      The Fund must rely on the SPC when calculating net asset value. The net asset values received by the Fund from the SPC may be subject to revision through monthly financial reports of the SPC. As a result, revisions to the Fund's gain and loss calculations may occur. Any revisions not deemed material in the sole discretion of the General Partner will not result in an adjustment to prior subscription or redemption prices for the Fund. Moreover, in some cases, the Fund will have little ability to assess the accuracy of the valuations of its investment in the SPC that are received from PlusFunds or from the SPC or its administrator. There are no market quotations available to use in valuing the Fund's investments in the SPC. As a result, these investments will be valued at their fair values as determined in accordance with procedures adopted in good faith by the General Partner. These valuations may not in all cases accurately reflect the values of the Fund's investments in the SPC. These inaccuracies may adversely affect the Fund or investors who purchase or redeem units.

      The Fund's ability to track the Index is dependent upon PlusFunds ability to make the requisite allocations to all of the Portfolio Managers that are included in the Index. To the extent that PlusFunds is not able to make an allocation to a Portfolio Manager, the performance of the Fund will not track the performance of the Index, before fees of the Fund.

      The Fund invests substantially all of its assets in the SPC and is subject to the risks of the SPC as follows:

      The SPC is subject to counterparty risks. If the SPC's clearing broker becomes bankrupt or insolvent, or otherwise default on its obligations to the SPC, the SPC may not receive all amounts owed to it in respect to its trading, despite the clearinghouse fully discharging all of its obligations. Furthermore, in the event of the bankruptcy of the clearing broker, the SPC could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker's combined customer accounts, even though property specifically traceable to the SPC (for example, Treasury bills deposited by the SPC with the clearing broker as margin) was held by the clearing broker. In addition, some of the instruments which the SPC may trade are traded in markets such as foreign exchanges or forward contract markets in which performance is the responsibility only of the individual counterparty with whom the trader has entered into a contract and not of an exchange or clearing corporation. The SPC will be subject to the risk of the inability or refusal to perform on the part of the counterparties with whom those types of contracts are traded. There are no limitations on the amount of allocated assets a Portfolio Manager can trade on foreign exchanges or in forward contracts.

      The SPC's positions are subject to speculative limits. The CFTC and domestic exchanges have established speculative position limits on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures contracts traded on U.S. commodity exchanges. Under current regulations, other accounts of the Portfolio Managers are combined with the positions held by the SPC for position limit purposes. This trading could preclude additional trading in these commodities by the Portfolio Managers for the account of the SPC.

      Systematic strategies do not consider fundamental types of data and do not have the benefit of discretionary decision making. Most of the SPC's assets will be allocated to Portfolio Managers that rely on technical, systematic strategies that do not take into account factors external to the market itself (although certain of these strategies may have minor discretionary elements incorporated into their systematic strategy). The widespread use of technical trading systems frequently results in numerous Portfolio Managers attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity. Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns. Systematic strategies are developed on the basis of a statistical analysis of market prices. Consequently, any factor external to the market itself that dominates prices that a discretionary decision maker may take into account may cause major losses for a systematic strategy. For example, a pending political or economic event may be very likely to cause a major price movement, but a systematic strategy may continue to maintain positions indicated by its trading method that might incur major losses if the event proved to be adverse.

MANAGING RISK EXPOSURE

      The Index Committee is charged with overseeing the methodology and operations of Index and has primary responsibility for the Index's strategy classifications, composition and methodology. Implicit to the SPC's construction is consideration of the quality and effectiveness of risk awareness and volatility monitoring on the part of the commodity trading advisors selected for membership in the Index. In addition, numerical analysis of each Portfolio Manager's historical returns with respect to performance in aggregate as well as in discrete periods of various market cycles is made as part of the due diligence process for consideration of membership in the Index.

      PlusFunds, the investment manager of the SPC and the sub-investment manager of the Fund, is a Delaware corporation organized on March 25, 2002. It has been registered with the CFTC as a commodity pool operator since July 1, 2002 and as a commodity trading advisor since March 14, 2003 and is a member of the NFA. PlusFunds monitors the day-to-day performance of the SPC's underlying CTAs on a T+1 basis using daily pricing information verified by independent sources. PlusFunds screens managers for potential anomalies, such as excessive leverage, abnormal changes in positions, transaction mis-pricing, fraudulent behavior as well as deviation from investment style. On a weekly basis, PlusFunds performs an analysis of portfolio exposure across securities, sectors, regions and asset allocation along with value at risk , and incremental risk analysis. PlusFunds selects the Portfolio Funds generally to track the Index, but there may be differences specifically if there is a change in Index composition.

ITEM 4. CONTROLS AND PROCEDURES

      The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including its principal executive officer and principal financial officer, of the design and operation of the Fund's disclosure controls and procedures. Based on this evaluation, the General Partner's principal executive officer and principal financial officer concluded that, as of March 31, 2004, the Fund's disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Fund in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. During the reported period there were no changes in controls.

      Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

                           PART II- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS

          31.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

          31.2 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934

          32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      (b) REPORTS ON FORM 8-K

          NONE.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            S&P Managed Futures Index Fund, LP
                            LIMITED PARTNERSHIP


Date: May 10, 2004          by: RefcoFund Holdings, LLC
                                its general partner

                                By: /s/ Richard C. Butt
                                    -------------------
                                    Richard C. Butt
                                    President
                                    (principal executive officer)

                                By: /s/ Philip Silverman
                                    -----------------------
                                    Philip Silverman
                                    Secretary
                                    (principal financial and accounting officer)