Form 10-Q
period 2004-06-30
S&P MANAGED FUTURES INDEX FUND LP
filed 2004-08-10
CIK 1255107

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

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

S&P MANAGED FUTURES INDEX FUND, LP
(A DELAWARE LIMITED PARTNERSHIP)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements                                                                     1

             Statement of Assets and Liabilities, June 30, 2004 (unaudited)                           1

             Statement of Operations for the three months ended June 30, 2004 and for the Period      2
             March 15, 2004 (Commencement of Operations) to June 30, 2004 (unaudited)

             Statement of Changes in Net Assets for the three months ended June 30, 2004 and for the  3
             Period March 15, 2004 (Commencement of Operations) to June 30, 2004 (unaudited)

             Statement of Cash Flows for the three months ended June 30, 2004 and for the Period      4
             March 15, 2004 (Commencement of Operations) to June 30, 2004 (unaudited)

             Schedule of Investments, June 30, 2004 (unaudited)                                       5

             Notes to Financial Statements (unaudited)                                                6-10

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    11-15

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                               15-19

     Item 4. Controls and Procedures                                                                  19

PART II - OTHER INFORMATION                                                                           20

     Item 6. Exhibits and Reports on Form 8-K                                                         20

SIGNATURES                                                                                            21

S&P MANAGED FUTURES INDEX FUND, LP
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF ASSETS AND LIABILITES
JUNE 30, 2004 (UNAUDITED)

ASSETS:
Cash                                                                $    115,794
Investments in SPC (Notes 1 and 2)                                    17,055,913
Investment made in advance                                             4,835,000
Receivable from General Partner                                            7,528
                                                                    ------------
TOTAL ASSETS                                                          22,014,235
                                                                    ------------

LIABILITIES:
Subscriptions received in advance                                      4,887,669
Accrued expenses                                                         114,645
Management fee payable                                                    53,187
Redemption payable                                                        12,500
                                                                    ------------
TOTAL LIABILITIES                                                      5,068,001
                                                                    ------------

NET ASSETS                                                          $ 16,946,234
                                                                    ============

NET ASSET VALUE PER PARTNERSHIP UNIT:
CLASS A - based on Net Assets of $13,487,945
         and  16,266.815 partnership units outstanding              $     829.17
CLASS B - based on Net Assets of $3,458,289
         and 4,157.667 partnership units outstanding                $     831.79

See notes to financial statements.

STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                    MARCH 15, 2004
                                                                                  (COMMENCEMENT OF
                                                            THREE MONTHS ENDED   OPERATIONS) TO JUNE
                                                              JUNE 30, 2004           30, 2004
OPERATING EXPENSES:
  Management fees
     Class A                                                 $        90,289       $        96,042
     Class B                                                          14,283                15,877
  Administration fee
     Class A                                                          67,732                84,368
     Class B                                                          20,969                24,032
  Professional fees                                                   44,211                58,948
  Other expenses                                                      12,196                16,189
                                                             ---------------       ---------------
       Total expenses                                                249,680               295,456
                                                             ---------------       ---------------

  Less reimbursement of expenses by General Partner                  (40,376)              (48,733)
                                                             ---------------       ---------------

NET INVESTMENT LOSS                                                 (209,304)             (246,723)
                                                             ---------------       ---------------

DECREASE IN EQUITY IN SPC                                         (1,525,491)           (1,583,252)
                                                             ---------------       ---------------

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS         $    (1,734,795)      $    (1,829,975)
                                                             ===============       ===============

See notes to financial statements.

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

                                                                                    MARCH 15, 2004
                                                                                  (COMMENCEMENT OF
                                                           THREE MONTHS ENDED  OPERATIONS) TO JUNE 30,
                                                              JUNE 30, 2004              2004
DECREASE IN NET ASSETS RESULTING FROM
  OPERATIONS:
  Net investment loss                                        $      (209,304)      $      (246,723)
  Decrease in equity in SPC                                       (1,525,491)           (1,583,252)
                                                             ---------------       ---------------

     Net decrease in net assets resulting from operations         (1,734,795)           (1,829,975)
                                                             ---------------       ---------------

INCREASE IN NET ASSETS FROM CAPITAL
  TRANSACTIONS:
  Proceeds from issuance of partnership units
   Class A                                                        11,541,598            14,906,113
   Class B                                                         2,829,300             4,628,300
  Redemption of partnership units
   Class A                                                           (21,254)              (21,254)
   Class B                                                                 -              (736,950)

     Total increase in net assets from capital transactions       14,349,644            18,776,209
                                                             ---------------       ---------------

NET INCREASE IN NET ASSETS                                        12,614,849            16,946,234

NET ASSETS AT BEGINNING OF PERIOD                                  4,331,385                     -
                                                             ---------------       ---------------

NET ASSETS AT END OF PERIOD                                  $    16,946,234       $    16,946,234
                                                             ===============       ===============

See notes to financial statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    MARCH 15, 2004
                                                                                  (COMMENCEMENT OF
                                                            THREE MONTHS ENDED   OPERATIONS) TO JUNE
                                                              JUNE 30, 2004           30, 2004
CASH PROVIDED BY (USED IN) OPERATING ACTIVITES:
  Net decrease in net assets resulting from operations       $    (1,734,795)      $    (1,829,975)
  Adjustments to reconcile net decrease in net assets
  to net cash used in operating activities:
    Decrease in equity in SPC                                      1,525,491             1,583,252
    (Increase) in investment made in advance                      (3,738,000)           (4,835,000)
    Decrease (Increase) in receivable from General Partner               829                (7,528)
    Increase in accrued expenses                                      68,869               114,645
    Increase in management fees payable                               53,187                53,187
    Investments in SPC at cost                                   (13,535,000)          (18,639,165)
                                                             ---------------       ---------------
         Net cash used in operating activities                   (17,359,419)          (23,560,584)
                                                             ---------------       ---------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Partners' subscriptions                                         17,443,872            24,422,082
  Partners' redemptions                                             (745,704)             (745,704)
                                                             ---------------       ---------------
         Net cash provided by financing activities                16,698,168            23,676,378
                                                             ---------------       ---------------

Net decrease (increase) in cash                                     (661,251)              115,794

CASH, BEGINNING OF PERIOD                                            777,045                     -
                                                             ---------------       ---------------

CASH, END OF PERIOD                                          $       115,794       $       115,794
                                                             ===============       ===============

See notes to financial statements.

S&P MANAGED FUTURES INDEX FUND, LP
(A DELAWARE LIMITED PARTNERSHIP)

SCHEDULE OF INVESTMENTS
JUNE 30, 2004 (UNAUDITED)

                                                                  % OF
INVESTMENTS IN SPC                                              NET ASSETS           FAIR VALUE
--------------------------------------------------------------------------------------------------
INDEX CONSTITUENTS

Aspect Capital Limited
  (Aspect Diversified Program)                                          6.65%      $     1,126,046
Beach Capital Management Limited
  (Beach Discretionary Programme)                                       7.16%            1,213,501
Beacon Management Corporation
  (Portfolio Currently Being Liquidated)                                7.75%            1,313,810
Campbell & Company, Inc.
  (Financial, Metals and Energy Large Portfolio)                        8.17%            1,383,595
Chesapeake Capital Corporation
  (The Diversified Program)                                             7.12%            1,206,450
Dunn Capital Management, Inc.
  (Dunn Combined Financial)                                             6.15%            1,042,785
Eclipse Capital Management, Inc.
  (Global Monetary Program)                                             6.91%            1,171,650
Graham Capital Management, L.P.
  (Global Diversified Program)                                          7.32%            1,239,740
Hyman Beck & Company, Inc.
  (The Global Portfolio)                                                6.12%            1,037,114
John W. Henry & Company, Inc.
  (Global Financial and Energy Portfolio)                               7.16%            1,213,288
Millburn Ridgefield Corporation
  (Diversified Portfolio)                                               6.77%            1,147,920
Rotella Capital Management, Inc.
  (The Polaris Program)                                                 7.10%            1,202,481
Willowbridge Associates Inc.
  (Argo Trading System)                                                 8.39%            1,421,514
Winton Capital Management Ltd.
  (Diversified Program)                                                 7.88%            1,336,019
                                                             ---------------       ---------------
TOTAL                                                                 100.65%      $    17,055,913
                                                             ===============       ===============

All investments in SPC have directional/tactical investment objective. Redemptions from the SPC are permitted semi-monthly.

See notes to financial statements.

S&P MANAGED FUTURES INDEX FUND, LP
(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
PERIOD MARCH 15, 2004 (COMMENCEMENT OF OPERATIONS) TO JUNE 30, 2004
(UNAUDITED)


1.    NATURE OF BUSINESS AND ORGANIZATION

      ORGANIZATION - S&P Managed Futures Index Fund, LP (the "Fund") was organized as a limited partnership on May 13, 2003 under the Delaware Revised Uniform Limited Partnership Act, as amended and started operations on March 15, 2004. In accordance with the Limited Partnership Agreement, the Fund is organized as a single series of limited partnership units which are offered in two classes - Class A and Class B.

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

      RK Consulting, LLC ("RK") acts as the administrator, transfer agent and registrar of the Fund. RK provides certain accounting and administrative services to the Fund.

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

      Operating results for the period March 15, 2004 to June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

      Partnership units activity during the period March 15, 2004 (Commencement of Operations) to June 30, 2004 was as follows:

                                                                    CLASS A          CLASS B
      ----------------------------------------------------------------------------------------
      Issued and outstanding at March 15, 2004                              -                -
      Issuance of additional units during the period                3,364.515        1,799.000
      Redemption of units during the period                                 -         (750.000)
                                                                 -----------------------------
      Issued and outstanding at March 31, 2004                      3,364.515        1,049.000
                                                                 -----------------------------
      Issuance of additional units during the period               12,927.374        3,108.667
      Redemption of units during the period                           (25.074)               -
                                                                 -----------------------------
      Issued and outstanding at June 30, 2004                      16,266.815        4,157.667
                                                                 -----------------------------

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

      Pursuant to the provisions of the Fund's Prospectus, the Fund's selling agents receive from the General Partner an upfront selling commission equal to 3% of the purchase price per Class A Unit at the time that the Class A Unit is sold. The General Partner will also pay with respect to the Class A Units, ongoing service fees beginning in the 13th month following the purchase of Class A Units equal to 0.167% of the Class A Units' month-end net assets (a 2.00% annual rate). As of March 31, 2004 and June 30, 2004, the Selling Agent received $74,240 and $372,943 in upfront commissions, respectively. The Class B Units are not subject to these commissions or ongoing servicing fees. No selling commissions will be paid from the proceeds of subscriptions.

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

      The Limited Partnership Agreement and/or guidelines of state securities regulators limit the fees that are paid by the Fund (the "Expense Cap"). Aggregate annual fees and expenses based on the Fund's net assets may not exceed 6% of net assets per year (1/2 of 1% per month). This Expense Cap includes management fees and customary and routine administrative expenses of the Fund but does not include legal and accounting expenses or extraordinary expenses. RFH has agreed to reimburse the Fund for any expenses incurred above the expense cap. The reimbursement for the period ended June 30, 2004 is set forth on the Statement of Operations.

      As of June 30, 2004, the General Partner has purchased 100 Class B units of the Fund totaling $100,000.

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

7.    FINANCIAL HIGHLIGHTS

      The Fund has presented the following disclosures for registered investment companies required by the AICPA Audit and Accounting Guide, AUDITS OF INVESTMENT COMPANIES:

                                                                                           MARCH 15, 2004 (COMMENCEMENT OF
                                                  THREE MONTHS ENDED JUNE 30, 2004          OPERATIONS) TO JUNE 30, 2004
                                                     CLASS A             CLASS B             CLASS A             CLASS B
---------------------------------------------------------------------------------------------------------------------------
PER PARTNERSHIP UNIT DATA:
NET ASSET VALUE, BEGINNING OF PERIOD             $       981.02      $       982.60      $     1,000.00      $     1,000.00
Net investment loss                                      (16.45)             (13.91)             (24.25)             (20.13)
Decrease in equity in SPC                               (135.40)            (136.90)            (146.58)            (148.08)
                                                 ----------------------------------      ----------------------------------
Net decrease resulting from operations                  (151.85)            (150.81)            (170.83)            (168.21)
Distributions to partners                                     -                   -                   -                   -
                                                 ----------------------------------      ----------------------------------
NET ASSET VALUE, END OF PERIOD                   $       829.17      $       831.79      $       829.17      $       831.79
                                                 ==================================      ==================================

TOTAL RETURN                                             (15.48)%            (15.35)%            (17.08)%            (16.82)%

RATIOS TO AVERAGE NET ASSETS (ANNUALIZED):
Pre-reimbursement expenses                                 9.27%               7.43%               9.71%               7.86%
Reimbursement by General Partner                          (1.70)%             -0.55%              (1.85)%             (0.49)%
After-reimbursement expenses                               7.57%               6.88%               7.86%               7.37%
Net investment loss                                       (7.57)%             (6.88)%             (7.86)%             (7.37)%

The per partnership unit amounts were computed using an average number of partnership units outstanding during the period. Total returns are calculated for each class of partners taken as a whole, based on the change in fair value during the period of net assets of each class adjusted for subscriptions. Individual partner's return may vary from these returns based on the timing of capital transactions. Net investment loss excludes decrease in equity in the SPC and is the partners' share of expenses. Expenses include the partners' share of Fund management fees and other operating expenses. The expense ratios exclude those expenses charged by the underlying investment vehicles that were recorded by the SPC.

7.    SUBSEQUENT EVENTS

      Effective July 1, 2004, the Fund implemented the following voluntary expense caps: the management fee payable to the General Partner and the operating expenses of the Fund will be limited to an aggregate of 4.95% in respect of the Class A units and 2.95% in respect of the Class B units. To the extent that the monthly management fee payable to the general partner and operating expenses of the Fund exceed the above mentioned limits, the General Partner will waive its management fee of 4.15% with respect to the Class A units and 2.15% with respect to the Class B units. If, after the deduction of the management fee, the expenses of the Fund remain above 4.95% for the Class A units and 2.95% for the Class B units, the General Partner will reimburse the Fund for such expenses to bring them within the limits stated above.

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

RESULTS OF OPERATIONS

      The S&P Managed Futures Index Fund, LP - Class A commenced operations on March 15, 2004 and returned -15.48% for the three month period ended June 30, 2004, net of fees and expenses.

      The S&P Managed Futures Index Fund, LP - Class B commenced operations on March 15, 2004 and returned -15.35% for the three month period ended June 30, 2004, net of fees and expenses.

      The results of the Fund, excluding Fund level expenses, are directly correlated to that of the SPC.

      APRIL 2004

      The S&P Managed Futures Index Fund, LP - Class A returned -8.72 % in April and -10.45% from inception to date. The S&P Managed Futures Index Fund, LP
      - Class B returned -8.72 % in April and -10.31% from inception to date.

      All asset classes in the Fund were volatile during April 2004 as market participants reacted to improving economic news coming out of the United States. The Fund had mixed but overall negative results, with Currency and Financial components deteriorating as long standing trends it was profiting from reversed course on signs that the U.S. economy is improving.

      Most of the losses came from financial sector, specifically by losses in bonds, which were mainly driven by long positions in U.S. Treasuries that were hit by a 6% reversal by traders dumping bonds in anticipation of higher interest rates. Long positions in short-term Euro-denominated interest rate instruments also helped depress the Fund's returns. Federal Reserve Bank statements suggested the U.S. Economy was gaining traction as jobs reports were starting to show more favorable numbers and pricing power was becoming more apparent. This in turn helped fuel concern over increasing inflation pressure and the likely response by the Federal Reserve Bank to increase interest rates, which made existing bond yields look less attractive than new Bond instruments issued in a higher interest rate environment.

      Losses were also derived from currencies, where the Fund was short the U.S. Dollar against European, Canadian, and U.K. currencies. Most major foreign currencies fell by upwards of 5% versus the U.S. Dollar on a month-to-date basis. The U.S. Dollar gained against the Euro in particular after a closely followed German Consumer Investor Report showed that economic growth was only going to be 1.5% this year which was perceived by traders as further opening the door to an interest rate cut by the European Central Bank. In addition, the Interest Rate increases by the Bank of England were perceived as having quelled inflation and signs show the U.K. economy may be cooling as well. Combining this news with bullish economic reports from the U.S. made the U.S. appear to market participants as a more favorable place to invest, and thus drove up the U.S. Dollar against other currencies.

      MAY 2004

      The S&P Managed Futures Index Fund, LP - Class A returned -2.24% in May and -12.46% from inception to date. The S&P Managed Futures Index Fund, LP
      - Class B returned -2.24% in May and -12.32% from inception to date.

      By examining macro-economic reports in May, it became apparent that market participants were reacting on almost a "day-to-day" basis, making tactical maneuvers in reaction to news reports regarding inflation, employment, and interest rate reports, as well as commodity price changes and geopolitical events. Continuing the theme of April, economic conditions were transitioning from the deflationary effect of a global recession to a re-inflation theme that resulted from unusually accommodative monetary and fiscal policy in the U.S., Europe, and Asia. Although market participants broadly agreed on the evidence of this secular trend, there was disagreement over the timing of its effects on individual asset classes. Following April's sharp drop in bonds in anticipation of increasing rates, economic reports in May were somewhat mixed, and market participants reacted by trading the "news of the day", which resulted in bonds reversing course from a downward trajectory formed in May. Prices reversed, however, in mid-May on various newspoints including OPEC's pledge to increase oil output to help restrain record-breaking oil prices which would have a deflationary effect on yields and traders rotated back into Bonds partially in response. With respect to currencies, the major trend coming out of April was the U.S. Dollar's turnaround as it gained strength from the prospect for higher interest rates that would make it more attractive and a medium of exchange to benefit from higher yielding investments in the U.S. The U.S. Dollar continued to gain strength until May 14th then fell as market participants rotated into gold as a flight-to-quality response that drove gold prices up 5% in the last 2 weeks of May from 377 to 396. Gold was driven up partially in response to news of the assassination of the President of the Iraqi Governing Council on May 17 and assorted terrorist attacks in Saudi Arabia, which raised more doubts on prospects for stability in that region and additionally by the sheer frustration of market participants to find a stable store of value during May. For the full month of May, U.S. T-Bonds were virtually unchanged, the U.S. Dollar lost about 2% on average vs. developed currencies, crude oil rose about 7%, and gold rose about 3%. All of these markets traded in volatile ranges for the month.

      The Fund's medium-term trend following managers were hurt the most during the month as their models showed strong conviction in the positions developed in April and as a result traders added to their short Bond positions and long U.S. Dollar positions. These managers returned between -3.0% to -5.0% for the month. In contrast, those managers engaged in long-term trend-following actually posted flat or positive returns for the month as their systems had not turned as quickly and thus never fully built up positions that got whipsawed in May. These managers posted between -0.5% and +0.2% returns for the month. In addition, those managers employing shorter-term pattern-recognition strategies also posted flat or positive returns as they benefited from volatile sideways markets that were exhibited in May. These managers posted between -1.5% and +4.0% returns for the month. In contrast to bonds and currencies that caused most of the losses in May, crude oil prices displayed a forceful up-trend that helped diminish portfolio losses during the month as a broad set of managers had positive exposure to this market.

      JUNE 2004

      The S&P Managed Futures Index Fund, LP - Class A returned -5.28% in June and -17.08% from inception to date. The S&P Managed Futures Index Fund, LP
      - Class B returned -5.14% in June and -16.82% from inception to date.

      Of the 14 managers in the S&P Managed Futures Index, all had negative returns for the month of June, with long-term trend-followers as well as traders with short-term systems contributing equally to the negative results. Building on the story from May, most major markets traded experienced volatile sideways price activity, whereby markets displayed a general lack of directional activity on a full month basis but developed jagged patterns on a daily and weekly basis. Although it is rare for so many markets to fall into this pattern simultaneously, we should note the unusual circumstances market participants encountered as they digested the full range of questions relating to interest rate changes, geo-political events, economic growth, and inflation, to name only a few. Trend followers were again caught on the defensive because they had to balance the need to liquidate positions and shield themselves from temporary losses against the probability that a short term directional move in a given market will indeed turn into a profitable trend.

      The geo-political and economic environment in June did not provide substantial reasons for trending in many markets and as a result, strategies relying on momentum to generate alpha, such as Trend following, had a difficult time. Specific to the sectors traded in the Fund, losses were incurred primarily in energy markets where substantial positions were built up as crude oil trended higher over the last year, but dramatically reversed in June, falling from $42/barrel at the beginning of the month to $35/barrel by month-end on news of increased OPEC production. In bond markets, European- and U.S.-based markets declined through the first 2 weeks of the month attracting additional short positions from the fund's traders, only to reverse course mid month with nearly a 3 point move higher in the U.S. 10-Year Notes, for example, as market participants reacted to labor market news in the U.S. and speculation on the magnitude of the NY Federal Reserve Bank's change in interest rate targets. Losses were also incurred in currency markets where the U.S. Dollar staged a 1-month run-up against the Euro and British Pound but did so with extreme intra-day volatility where moves approaching 2-points in the Euro were common on a daily basis. In reaction to these adverse moves, traders were proactive in reducing exposure in losing areas. In energy, for example, exposure was reduced by about 40% since June 1 as a result of deteriorating market activity. In short Yen positions, where a large portion of currency losses occurred, positions were cut by 50% as risk management protocols were activated.

      In contrast to these markets, gains from short positions in interest rates helped to offset losses elsewhere as these markets are providing one of the few quality trending areas from which to profit. Smaller gains were also drawn from cotton, cattle, and wheat futures and to a lesser extent in frozen orange juice and cocoa markets, as trends developed based on supply/demand imbalances and weather-based data.

CRITICAL ACCOUNTING POLICIES - VALUATION OF THE SPC'S POSITIONS

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

QUANTITATIVE MARKET RISK

      The Fund's approximate risk exposure in the various market sectors traded by its trading advisors is quantified below in terms of value at risk. Value at risk is a quantitative technique used to estimate the likelihood that a portfolio's losses will exceed a certain amount over a given time frame and is alternately expressed in percentage or currency terms. The results of this technique should be viewed as estimations because future results will differ from predicted values due to changing market conditions that cannot be forecasted with complete accuracy.

VALUE AT RISK BY MARKET SECTORS

      The following table indicates the value at risk associated with the Fund's open positions by market category as of June 30, 2004. As of June 30, 2004, the Fund's Net Assets were $16,946,234. The results below illustrate the estimated value at risk over a 10-business day period at a 99% level of confidence. 'Value at Risk' is expressed in Dollar terms and 'VaR%' is expressed as a percentage of Fund Net Assets.

                                           AS OF JUNE 30, 2004
      MARKET SECTOR                           VALUE AT RISK            VAR (%)
      ---------------------------------------------------------------------------
      Interest Rate                          $       386,445                 2.28%
      Equity Index                                   170,626                 1.01%
      Currency                                         7,655                 0.05%
      Raw Commodity                                  328,340                 1.94%
                                             ---------------      ---------------
      TOTAL                                  $       893,066                 5.28%
                                             ===============      ===============

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

      The Fund invests substantially all of its assets in the SPC and is subject to the risks of the SPC as follows:

      The SPC is subject to counterparty risks. If the SPC's clearing broker becomes bankrupt or insolvent, or otherwise default on its obligations to the SPC, the SPC may not receive all amounts owed to it in respect to its trading, despite the clearinghouse fully discharging all of its obligations. Furthermore, in the event of the bankruptcy of the clearing broker, the SPC could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker's combined customer accounts, even though property specifically traceable to the SPC (for example, Treasury bills deposited by the SPC with the clearing broker as margin) was held by the clearing broker. In addition, some of the instruments which the SPC may trade are traded in markets such as foreign exchanges or forward contract markets in which performance is the responsibility only of the individual counterparty with whom the trader has entered into a contract and not of an exchange or clearing corporation. The SPC will be subject to the risk of the inability or refusal to perform on the part of the counterparties with whom those types of contracts are traded. There are no limitations on the amount of allocated assets a Portfolio Manager can trade on foreign exchanges or in forward contracts

      The SPC's positions are subject to speculative limits. The CFTC and domestic exchanges have established speculative position limits on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures contracts traded on U.S. commodity exchanges. Under current regulations, other accounts of the Portfolio Managers are combined with the positions held by the SPC for position limit purposes. This trading could preclude additional trading in these commodities by the Portfolio Managers for the account of the SPC.

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

ITEM 4. CONTROLS AND PROCEDURES

      The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including its principal executive officer and principal financial officer, of the design and operation of the Fund's disclosure controls and procedures. Based on this evaluation, the General Partner's principal executive officer and principal financial officer concluded that, as of June 30, 2004, the Fund's disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Fund in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. During the reported period there were no changes in controls.

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

                                         S&P Managed Futures Index Fund, LP
                                         LIMITED PARTNERSHIP


Date:  August 10, 2004                   by: RefcoFund Holdings, LLC
                                             its general partner

                                             By: /s/ Richard C. Butt
                                                 -------------------
                                                 Richard C. Butt
                                                 President
                                                 (principal executive officer)

                                             By: /s/ Philip Silverman
                                                 --------------------------
                                                 Philip Silverman
                                                 Secretary
                                                 (principal financial and
                                                   accounting officer)