Form 10-K
period 2004-12-31
S&P MANAGED FUTURES INDEX FUND LP
filed 2005-03-30
CIK 1255107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:  December 31, 2004

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

c/o RefcoFund Holdings, LLC 200 Liberty Street, Tower A New York, New York 10281
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (212) 693-7000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No ☒

The Fund’s units of beneficial interest are not traded on any market and, accordingly, do not have an aggregate market value.  As of December 31, 2004, non-affiliated investors held 38,856.005 Class A Units with a net asset value of $35,111,145 and 7,822.3072 Class B Units with a  net asset value of $7,162,210.

PART I

ITEM 1.  BUSINESS

(a)  General Development of Business: Narrative Description of Business

S&P Managed Futures Index Fund, LP (“S&P Managed Futures Index Fund”, “the Registrant” or the “Fund”) is a Delaware limited partnership formed on May 13, 2003.  The Fund is designed to seek investment returns that substantially track the Standard & Poor’s Managed Futures Index (the “Index”), before expenses of the Fund.  The Fund is designed to offer an investable benchmark that is representative of the managed futures segment of hedge fund investing.  The General Partner, RefcoFund Holdings, LLC, is a registered commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).  The Fund’s units (“Units”) are offered in two classes – Class A and Class B.

REGULATION

Under the Commodity Exchange Act (the “Act”), commodity exchanges and commodity futures trading are subject to regulation by the CFTC.  The NFA, a registered futures association under the Act, is the only non-exchange self-regulatory organization for commodity industry professionals.  The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators”, “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers.”  The Act requires “commodity pool operators”, such as RefcoFund Holdings, LLC and commodity brokers or “futures commission merchants” to be registered with the CFTC and be members of the NFA.  The CFTC may suspend a commodity pool operator’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as a result of violations of the Commodity Exchange Act or rules and regulations promulgated thereunder.  In the event RefcoFund Holdings, LLC’s registration as a commodity pool operator is terminated or suspended, RefcoFund Holdings, LLC would be unable to continue to manage the business of the Registrant.  Should the RefcoFund Holdings, LLC registration be suspended, termination of the Registrant might result.

OPERATIONS

Investment Objective.

The Fund’s investment objective is to seek investment returns that substantially track the Index, before expenses of the Fund.  The Index is designed to offer an investable benchmark (a standard for performance comparison that is available to investors as an investment itself) comprising programs traded by commodity trading advisors selected by Standard & Poor’s broadly representative of systematic trading strategies.  Unlike discretionary strategies, systematic strategies do not take into account factors external to the market itself.

The General Partner pursues the Fund’s investment objective by allocating substantially all of the Fund’s assets to SPhinXTM Managed Futures Fund SPC, a Cayman Islands segregated portfolio company (the “Index SPC”), which is designed to track the Standard & Poor’s Managed Futures Index ..  The Index SPC, which is managed by PlusFunds Group, Inc.(“PlusFunds”), allocates its assets to portfolio managers (“the Portfolio Managers”) that generally employ a broad range of systematic trading strategies in the futures markets.  Other markets, such as the interbank foreign exchange market, may be used as well.  Standard & Poor’s has granted a license to PlusFunds to utilize the Index in connection with the Index SPC.  Standard & Poor’s intends to disclose in advance on its website any additions to or deletions of the constituent managers of the Index.

Generally this will be done with sufficient notice to ensure that the corresponding changes can be made by PlusFunds, the investment manager to the Index SPC.  However, in extreme circumstances, there may be a period in which the portfolio managers or weightings may differ from those in the Index.

The Index SPC is designed to track the Index and thus provide its investors with exposure to a broad cross section of systematic managed futures strategies through a single investment.

The portfolio managers that are included in the Index are selected by the S&P Managed Futures Index Committee, referred to as the Standard & Poor’s Index Committee, based on, among other things, an analysis of:

•                                                                  the portfolio manager’s trading strategy;

•                                                                  risk/return characteristics;

•                                                                  volatility levels;

•                                                                  performance during various time periods and market cycles; and

•                                                                  the structure of the portfolio manager’s portfolio and the types of instruments held.

The Standard & Poor’s Index Committee oversees and monitors the Index.  The Standard & Poor’s Index Committee is responsible for the Index’s composition, computation methodology, maintenance and operations.  All constituent additions and deletions as well as other major analytic policy decisions are made directly by the Standard & Poor’s Index Committee.  The Standard & Poor’s Index Committee does not manage the Index in an effort to achieve specific investment returns or with regard to the interests of investors of index-based investment vehicles.  The Standard & Poor’s Index Committee has regularly scheduled meetings on a monthly basis, and may have interim discussions should the need arise.  The Standard & Poor’s Index Committee’s membership, subject to change from time to time, is composed primarily of Standard & Poor’s employees, and is chaired by the individual who chairs the S&P 500 Index Committee. The Index is rebalanced annually in January or as otherwise required by Standard & Poor’s.

Charges to the Fund.

Management Fee

The Fund pays the General Partner a monthly management fee equal to 0.346% of the Fund’s Class A net assets and 0.179% of the Fund’s Class B net assets as of the end of each month (a 4.15% and 2.15% annual rate, respectively).  The management fee is calculated and payable as of the last business day of each month.  The management fee is calculated without reduction of net assets for any distributions or redemptions accrued or payable as of the date the fees are calculated.  The management fee is payable whether or not the Fund’s investment in the Index SPC is profitable.

From its management fee, the General Partner pays the organizational and initial and ongoing offering expenses of the Fund and the fees and expenses described below.

Beginning on July 1, 2004 and until further notice, the management fee payable to the General Partner and the operating expenses of the Fund have been limited to an aggregate of 4.95% in respect of the Class A Units and 2.95% in respect of the Class B Units.  To the extent that the monthly  management fee payable to the General Partner and operating expenses of the Fund exceed above mentioned limits, the General Partner will waive a portion of its management fee of 4.15% with respect to the Class A Units and 2.15% with respect to the Class B Units. If, after the deduction of the waived management fee, the expenses of the Fund remain above 4.95% for the Class A Units and 2.95% for the Class B Units, the General Partner will reimburse the Fund for such expenses to bring them within the foregoing limits.

Sub-Investment Management Fee.   The General Partner has entered into a sub-investment management agreement with PlusFunds, the investment manager of the Index SPC, to obtain information and assistance from PlusFunds to facilitate the management of the Fund.  Pursuant to the sub-investment management agreement, PlusFunds provides the Fund with (1) the information necessary for its investors to prepare any required tax filings and (2) daily indicative and monthly finalized net asset values for the Units, including month to date and year to date performance.  The General Partner compensates PlusFunds directly from the management fee it receives from the Fund.

Selling Agent Compensation.   The General Partner pays the selling agents from its management fee an upfront selling commission equal to 3% of the subscription amount of Class A Units.  The General Partner also pays with respect to the Class A Units, ongoing service fees beginning in the 13th month following the purchase of Class A Units equal to 0.167% of the Class A Units’ month-end net assets (a 2.00% annual rate).  The Class B Units are not subject to these commissions or ongoing servicing fees.

Redemption Fees

A redemption fee of 3% of net asset value per Class A Unit applies if a limited partner redeems Class A Units within 12 months of their original purchase.  After the 12th month following purchase of a Class A Unit, no redemption fees apply.  The redemption fee will be paid to the General Partner.  The Class B Units are not subject to redemption fees.

Fund’s Pro Rata Share of the Fees and Expenses of the Index SPC

The objective of the Fund is to seek investment returns that track the Index, before expenses of the Fund.  The only fees to which the Fund is subject but the Index is not are discussed above and in “Operating Expenses” and “Extraordinary Expenses” below.  However, in order for the Fund to make a positive rate of return, its investment in the Index SPC must make a positive rate of return.  In order for the Index SPC to make a positive rate of return, the Index SPC must first pay all of the expenses inherent to the Index.  These expenses include (1) management fees and incentive fees, if any, paid to the portfolio managers; (2)  administration fees; (3) brokerage commissions and other transaction-related expenses; and (4) organizational expenses, accounting, audit and legal expenses, and any extraordinary expenses.  On April 7, 2004 the General Partner of the Fund announced that the aggregate of the expenses discussed in clauses (1) and (2) above and the management fees and other asset based fees charged by the Fund are not to exceed 10% per year of the average net asset value of the Units.

The management fees paid to the portfolio managers generally are expected to range from 1% to 2.50% per annum of the assets that they manage and are payable monthly as of the last day of each month.  Each portfolio manager may also receive an annual incentive fee based on the net trading gain of the assets that it manages.  The incentive fees are determined as of December 31 each year and on redemptions from the Index SPC other than as of December 31, and are generally expected to range from 20% to 25% of net trading gain.  The weighted average of the incentive fees paid to the portfolio managers may not exceed 25% of net trading gain.  Net trading gain is equal to the change in unrealized profit or loss (net of all accrued brokerage costs) during the period, plus the realized profit or loss on positions closed during the period (net of all brokerage costs), less any accrued interest on uninvested cash, minus expenses for the period (excluding incentive fee, management fee and applicable administration fee), less the period-to-period loss carryforward, if any.

Operating Expenses

The Fund pays its own ordinary expenses as incurred.  These expenses include administrative fees, ongoing offering expenses, legal, audit and other routine expenses of the Fund and are estimated at an annual rate of 0.80% of the Fund’s net assets.  The amount of legal and audit fees charged to the Fund during the first full year of its operations were approximately $135,079.

Extraordinary Expenses

The Fund is responsible for any extraordinary charges (e.g., litigation expenses) incidental to its operation.

Caps on Fees

The Fund expects to pay the fees outlined above.  The limited partnership agreement and/or guidelines of state securities regulators, however, limit the fees that may be paid by the Fund.

Aggregate annual fees and expenses based on the Fund’s net assets may not exceed 6% of net assets per year (1/2 of 1% per month).  This cap includes management fees and customary and routine administrative expenses of the Fund but does not include legal and accounting expenses or extraordinary expenses.

Organizational and offering expenses, compensation for sales of Units and redemption fees may not exceed 15% of aggregate subscriptions to the Fund.

In addition, the limited partnership agreement prohibits the payment of management fees to any person who receives brokerage commissions on transactions for the Fund, as well as the payment by any broker of rebates or give-ups to any advisor.  This provision does not affect the payment of the fees and expenses described above.

On April 7, 2004, the General Partner of the Fund announced that the aggregate of (i) the Index SPC’s management fees and incentive fees, if any, paid to the portfolio managers, (ii) the Index SPC’s administration fees and expenses and (iii) the Fund’s management fees and other asset based fees charged by the Fund will not exceed 10% per year of the average net asset value of the Units and the weighted average of the incentive fees paid to the portfolio managers will not exceed 25% of net trading gain.

Beginning on July 1, 2004 and until further notice, the management fee payable to the General Partner and the operating expenses of the Fund have been limited to an aggregate of 4.95% in respect of the Class A Units and 2.95% in respect of the Class B Units.  To the extent that the monthly management fee payable to the General Partner and operating expenses of the Fund exceed the above mentioned limits, the General Partner will waive a portion of its management fee of 4.15% with respect to the Class A Units and 2.15% with respect to the Class B Units.  If, after the deduction of the waived management fee, the expenses of the Fund remain above 4.95% for the Class A Units and 2.95% for the Class B Units, the General Partner will reimburse the Fund for such expenses to bring them within the foregoing limits.

Conflicts of Interest.

General

The General Partner has not established any formal procedures to resolve the conflicts of interest described below; therefore, limited partners will be dependent on the good faith of, and the legal and fiduciary obligations imposed on, the respective parties subject to the conflicts to resolve them equitably.  Although the General Partner will attempt to monitor and resolve these conflicts in good faith, they may result in losses for the Fund.

The General Partner

The selling agent is an affiliate of the General Partner and one of the managers of the General Partner is also a manager of the selling agent, which may be deemed a conflict of interest in that the selling agreement has not been negotiated on an arm’s-length basis, and the Fund is less likely to terminate the selling agent than would otherwise be the case if the selling agent were not an affiliate of the General Partner.

The General Partner has a conflict between its role as a General Partner in limiting expenses and the benefits it will receive from the different fees and compensation paid to it (which fees and compensation were established without arm’s-length negotiation).

The General Partner, in its sole discretion, determines whether any distributions will be made.  To the extent that profits are retained by the Fund rather than distributed, net assets and therefore the amount of fees paid to the General Partner and the General Partner’s affiliate, the selling agent, will increase.

The Selling Agents

The selling agents receive substantial selling commissions on the sale of Units.  Consequently, the selling agents have a conflict of interest in advising their clients whether to invest in the Units.

The selling agents receive trailing commissions based on Class A Units sold by them that remain outstanding longer than 12 months.  Consequently, the selling agents have a disincentive to advise clients to redeem their Class A Units even when doing so may be in clients’ best interests.

The Clearing Agents of the Index SPC

Refco LLC, an affiliate of the General Partner and the Selling Agent, acts as futures commission merchant for the Index SPC, and in such capacity provides execution, clearing and margin services in connection with futures and commodities trading activities.  Refco Capital Markets, Ltd., also an affiliate of RFH, acts as the dealer for the underlying investments of the Index SPC for currency trading.

Other Business Activities, Proprietary Trading and Trading for Other Accounts

Subject to their fiduciary obligations to the Fund, the General Partner, PlusFunds and each of their respective employees or affiliates may conduct any other business, including any business within the investment industry.  Without limiting the generality of the foregoing, the General Partner, PlusFunds and their respective employees or affiliates may act as adviser or investment manager for others, may manage funds or capital for others, may have, make and maintain investments in their own names or through other entities, may serve as a consultant, partner or stockholder of one or more investment funds, partnerships, securities firms or advisory firms and may act as a director, officer and/or employee of any corporation, a trustee of any trust, an executor or administrator of any estate or an administrative official of any other business entity.  For reasons of confidentiality, limited partners will not be allowed to inspect the trading records of the General Partner, PlusFunds and their respective employees, affiliates and customers.

Moreover, the General Partner and PlusFunds will not be required to give the Fund or the Index SPC preference with respect to any investment opportunity, refrain from any other activity or disgorge any profit from any activity or to devote all or any specific amount of their respective time and effort to the Fund or the Index SPC and their affairs.

Furthermore, the General Partner and PlusFunds will transact business independently of the Fund and the Index SPC and may purchase and sell, for their own accounts or for other accounts under their management, some of the vehicles or instruments in which the Fund invests directly or indirectly.  These activities, and other aspects of the relationship between the General Partner, PlusFunds and their respective employees and affiliates, on the one hand, and the Fund and the Index SPC, on the other hand, could create conflicts of interest between any such person and the Fund or the Index SPC.

The General Partner and its employees and affiliates may establish in the future additional investment funds with the same objective and strategy as the Fund, in which event the General Partner will allocate investments among the Fund and additional investment funds on whatever basis it considers appropriate or desirable.

Risk Factors

Limited Partners Could Lose Entire Investment in the Fund

The Fund pursues its investment objective by investing in the Index SPC, which allocates its assets among the portfolio managers.  The Index SPC is subject to all of the risks associated with the investment and trading by the portfolio managers.  There are some general market conditions in which any given investment strategy is unlikely to be profitable.  Neither the Fund, the Index SPC nor the portfolio managers have any ability to control or predict these market conditions.  The investment approach utilized on behalf of the Fund and the Index SPC may not be successful, and there is no guarantee that the strategies employed by the portfolio managers on behalf of the Index SPC (and, indirectly, the Fund) will be successful.  Limited partners could lose all or substantially all of their investment in the Fund.

The Fund Has a Very Limited Operating History; Past Performance Is Not Indicative of Future Performance

The Fund is recently formed and has a very limited performance history.  The past performance of the Fund and the Index SPC are not necessarily indicative of future results.  The portfolio managers will be selected based in part on their performance history and implementation of a strategy deemed by Standard & Poor’s to be representative of managed futures programs in general.  The experience of some portfolio managers may be limited.  Furthermore, each portfolio manager is free to alter its managed futures strategy implementation as it deems appropriate from time to time.  Significant changes in strategy would require a review by Standard & Poor’s.  Market conditions and trading approaches are continually changing, and a portfolio manager’s past successful performance may be largely irrelevant to its prospects for future profitability.

The Fund is Subject to Substantial Fees and Expenses

The Fund is subject to significant fees and expenses.  In order for the Fund to be profitable and for the investors to realize any profits the investment profits realized by the Fund must exceed these fees and expenses.  The Fund will pay monthly management fees to the General Partner in an amount equal to an annual rate of 4.15% of the Class A net assets and 2.15% of the Class B net assets, administrative expenses, ongoing offering expenses and operating costs estimated at an annual rate of 0.80% of the Fund’s net asset value and the Fund’s pro rata share of the fees and expenses of the Index SPC regardless of the profitability of the Fund.  Some of the strategies and techniques employed by the portfolio managers may require frequent trades to take place and, as a consequence, portfolio turnover and brokerage commissions may be greater than for other investment entities of similar size.  Limited partners will sustain losses if the Fund is unable to generate sufficient trading profits to offset its fees and expenses.

An Investment in the Fund Is Not Liquid

The Units are not a liquid investment.  There is no secondary market for the Units.  Limited partners may redeem their Units only as of the first business day of a calendar month, and they must give the Fund at least ten (10) business days’ prior written notice of their intent to redeem.  A redemption fee will apply if a limited partner redeems  Class A Units within 12 months after their original purchase.  There are also substantial restrictions on the ability of the Fund to make withdrawals from the Index SPC that further reduce the liquidity of the Fund.

The Fund Will Not Precisely Track the Index

Although the Fund seeks to track the performance of the Index, various factors will cause a deviation between the performance of the Fund and the performance of the Index.  These factors include (1) the expenses of the Fund and the Index SPC, (2) limitations on the Fund’s investments resulting from the need to comply with the Fund’s investment restrictions or with regulatory or tax law requirements and (3) the need to maintain a portion of the Fund’s assets in cash or short-term investments to maintain liquidity to effect redemptions and to pay expenses.  The performance of the Fund will not correspond precisely to the performance of the Index.

Risks Related to Managed Futures Trading

The Index SPC Is Subject to Market Fluctuations.  Managed futures trading involves trading in various commodity interests and financial instruments.  The market prices of futures contracts fluctuate rapidly.  Prices of futures contracts traded by the portfolio managers are affected generally, among other things, by (1) changing supply and demand relationships, (2)  agricultural, trade, fiscal, monetary and exchange control programs and (3)  policies of governments, and national and international political and economic events.  The profitability of the Index SPC depends entirely on capitalizing on fluctuations in market prices.

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

The Portfolio Managers’ Trading Is Subject to Execution Risks.   Market conditions may make it impossible for the portfolio managers to execute a buy or sell order at the desired price, or to close out an open position.  Daily price fluctuation limits are established by the exchanges and approved by the CFTC.  When the market price of a contract reaches its daily price fluctuation limit, no trades can be executed at prices outside the limit.  The holder of a contract may therefore be locked into an adverse price movement for several days or more and lose considerably more than the initial margin put up to establish the position.  Thinly traded or illiquid markets also can make it difficult or impossible to execute trades.

The Index SPC Is Subject to Counterparty Risks.   If the Index SPC’s clearing brokers become bankrupt or insolvent, or otherwise default on their obligations to the Index SPC, the Index SPC may not receive all amounts owed to it in respect to its trading, despite the clearinghouse fully discharging all of its obligations.  Furthermore, in the event of the bankruptcy of one of the clearing brokers, the Index SPC could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though property specifically traceable to the Index SPC (for example, Treasury bills deposited by the Index SPC with the clearing broker as margin) was held by the clearing broker.  In addition, some of the instruments which the Index SPC may trade are traded in markets such as foreign exchanges or forward contract markets in which performance is the responsibility only of the individual counterparty with whom the trader has entered into a contract and not of an exchange or clearing corporation.  The Index SPC is subject to the risk of the inability or refusal to perform on the part of the counterparties with whom those types of contracts are traded.  There are no limitations on the amount of allocated assets a portfolio manager can trade on foreign exchanges or in forward contracts

The Index SPC’s Positions Are Subject to Speculative Limits.   The CFTC and domestic exchanges have established speculative position limits on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures contracts traded on U.S.  commodity exchanges.  Under current regulations, other accounts of the portfolio managers are combined with the positions held by the Index SPC for position limit purposes.  This trading could preclude additional trading in these commodities by the portfolio manager for the account of the Index SPC.

There are No Limits on the Amount of Leverage a Portfolio Manager May Use.   There are no limits on the amount of leverage a portfolio manager may use in connection with its trading strategies.  However, in determining  the constituents of the Index, the Standard & Poor’s Index Committee selects portfolio managers it considers to be representative of managed futures trading strategies.  It is estimated that the margin to equity ratio employed by portfolio managers will range from 4:1 to 40:1, although it may at times be higher or lower.  If a portfolio manager were to increase its leverage to a higher level than the Standard & Poor’s Index Committee considers to be representative, the Standard & Poor’s Index Committee may elect to remove the portfolio manager from the Index.  The removal of a portfolio manager from the Index will result in a termination of such portfolio manager at the Index SPC level.

Trading On Foreign Exchanges Presents Greater Risk Than Trading On U.S.  Exchanges.   The portfolio managers may trade contracts on non-U.S.  exchanges.  Non-U.S.  trading involves risks—including exchange-rate exposure, excessive taxation, possible governmental regulation and lack of regulation—which U.S.  trading does not.  Some non-U.S.  markets, in contrast to U.S.  exchanges, are “principals’ markets” where performance is the responsibility only of the individual member with whom the trader has entered into a contract and not of any exchange or clearing corporation.  In addition, the Index SPC’s rights and responsibilities if a non-U.S.  exchange or clearinghouse defaults or declares bankruptcy are likely to be more limited than if a U.S.  exchange does the same.  There are no limitations on the amount of allocated assets a portfolio manager can trade on foreign exchanges.

The Portfolio Managers May Trade Forward Contracts.   Forward contracts are not traded on exchanges and the Index SPC will not receive the regulatory protections of the exchanges or the CFTC in connection with such trading.  As a result, the Index SPC may incur substantial losses if the banks and dealers acting as principals on forward contracts are unable to perform.  In addition, there are no limitations on daily price moves in forward contracts, and speculative position limits do not apply to forward contract trading.  Further, there have been periods when participants in forward markets have refused to quote prices for forward contracts or have quoted prices with an unusually wide spread between the price at which they will buy and that at which they will sell.  There are no limitations on the amount of allocated assets a portfolio manager can trade in forward contracts.

The Portfolio Managers May Enter into Swap and Similar Transactions.   Swap contracts are not traded on exchanges and are not subject to the same type of government regulation as exchange markets.  As a result, many of the protections afforded to participants on organized exchanges and in a regulated environment are not available in connection with these transactions.  The swap markets are “principals’ markets,” in which performance with respect to a swap contract is the responsibility only of the counterparty to the contract, and not of any exchange or clearinghouse.  As a result, the Index SPC is subject to the risk of the inability or refusal to perform with respect to swap contracts on the part of the counterparties with which the portfolio managers trade.  There are no limitations on daily price movements in swap transactions.  Speculative position limits are not applicable to swap transactions, although the counterparties with which the portfolio managers trade may limit the size or duration of positions available to the portfolios managers as a consequence of credit considerations.  Participants in the swap markets are not required to make continuous markets in the swap contracts they trade.  Participants could refuse to quote prices for swap contracts or quote prices with an unusually wide spread between the price at which they are prepared to buy and the price at which they are prepared to sell.

The Portfolio Managers May Engage in Exchanges of Futures for Physicals.   An exchange of futures for physicals is a transaction permitted under the rules of many futures exchanges in which two parties holding futures positions may close out their positions without making an open, competitive trade on the exchange.  Generally, the holder of a short futures position buys the physical commodity, while the holder of a long futures position sells the physical commodity.  The prices at which these transactions are executed are negotiated between the parties.  Regulatory changes, such as limitations on price or types of underlying interests subject to an exchange of futures for physicals, may in the future prevent the portfolio managers from exchanging futures for physicals, which could adversely affect performance of the Index SPC.

The Index SPC May Trade Security Futures Products.   The portfolio managers may purchase and sell single stock futures contracts and other security futures products.  A single stock future obligates the seller to deliver (and the purchaser to take delivery of) a specified equity security to settle the futures transaction.  Other security futures products include “narrow-based” stock index futures contracts (in general, contracts based on the value of nine or fewer securities in a specific market or industry sector, such as energy, health care or banking) and futures contracts based on exchange-traded funds, or ETFs, that are designed to track the value of broader stock market indices (such as the S&P 500 or the NASDAQ 100 Index).  Single stock futures and other security futures products are relatively illiquid and trade on a limited number of exchanges.  The margin required with respect to single stock futures (usually at least 20% of the face value of the contract) generally is higher than the margin required with respect to other types of futures contracts (in some cases as low as 2% of the face value of the contract).  The resulting lower level of leverage available to the portfolio managers with respect to security futures products may adversely affect the Index SPC’s performance.  Security futures products are typically traded on electronic trading platforms and are subject to risks related to system access, varying response time, security and system or component failure.  In addition, although the Index SPC’s broker will be required to segregate the Index SPC’s trades, positions and funds from those of the broker itself as required by CFTC regulations, the insurance provided to securities customers by the Securities Investor Protection Corporation, or SIPC, may not be applicable to the Index SPC’s security futures positions.

Systematic Strategies Do Not Consider Fundamental Types of Data and Do Not Have the Benefit of Discretionary Decision Making.   Most of the Index SPC’s assets will be allocated to portfolio managers that rely on technical, systematic strategies that do not take into account factors external to the market itself (although certain of these strategies may have minor discretionary elements incorporated into their systematic strategy).  The widespread use of technical trading systems frequently results in numerous managers attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns.  Systematic strategies are developed on the basis of a statistical analysis of market prices.  Consequently, any factor external to the market itself that dominates prices that a discretionary decision maker may take into account may cause major losses for a systematic strategy.  For example, a pending political or economic event may be very likely to cause a major price movement, but a systematic strategy may continue to maintain positions indicated by its trading method that might incur major losses if the event proved to be adverse.

Increased Competition Among Trend-Following Traders Could Reduce the Index SPC’s Profitability.   A substantial number of commodity trading advisors use technical trading systems, particularly trend-following systems, like some of the portfolio managers’ systems.  As the amount of money under the management of such systems increases, competition for the same positions increases, making the positions more costly and more difficult to acquire.

The General Partner Does Not Currently Operate Any Other Public Funds

While the General Partner currently operates a private fund, the General Partner does not currently operate any public fund other than the Fund.

The Fund Is Dependent Upon Third Parties

The Fund does not control the Index SPC, PlusFunds or any portfolio manager, and has no role in the choice of portfolio managers, any portfolio manager’s choice of investments or any other investment decisions of the Index SPC.  The Fund is dependent upon the expertise and abilities of the portfolio managers who have investment discretion over assets allocated to them.  There can be no assurance that the services of PlusFunds or of a portfolio manager will be available for any length of time, or that the Index SPC will remain available for investment by the Fund.

The Fund Has Limited Access to Information Regarding the Index SPC and the Portfolio Managers

The Fund is dependent on PlusFunds and the Index SPC’s independent administrator to provide it with periodic reports and other information.  The Fund may not be provided with detailed information regarding the precise investments made by a portfolio manager because some of this information may be considered proprietary or otherwise confidential.  This lack of access to information may make it more difficult for the Fund to evaluate the Index SPC and the portfolio managers and to value the assets of the Fund.

The Index SPC May Not Be Able to Access All Portfolio Managers

The Fund’s ability to track the Index is dependent upon the Index SPC’s ability to make the requisite allocations to all of the portfolio managers that are included in the Index.  To the extent the Index SPC is not able to make an allocation to a portfolio manager, the performance of the Fund will not track the performance of the Index, before fees of the Fund.

The Fund Must Rely on the Index SPC When Calculating Net Asset Value

The net asset values received by the Fund from the Index SPC may be subject to revision through monthly financial reports of the Index SPC.  As a result, revisions to the Fund’s gain and loss calculations may occur.  Any revisions not deemed material in the sole discretion of the General Partner will not result in an adjustment to prior subscription or redemption prices for the Fund.  Moreover, in some cases, the Fund will have little ability to assess the accuracy of the valuations of its investment in the Index SPC that are received from PlusFunds or from the Index SPC or its administrator.  There are no market quotations available to use in valuing the Fund’s investments in the Index SPC.  As a result, these investments will be valued at their fair values as determined in accordance with procedures adopted in good faith by the General Partner.  These valuations may not in all cases accurately reflect the values of the Fund’s investments in the Index SPC.  These inaccuracies may adversely affect the Fund or investors who purchase or redeem Units.

The Fund May Lose the Standard & Poor’s License

Standard & Poor’s has granted a license to PlusFunds to use various trademarks as well as the right to utilize the Index in connection with the operation of various investment products.  PlusFunds has sublicensed some of these rights to Refco Group Ltd., LLC and its affiliates, (the “Refco Group”).  Under various circumstances, the license agreement between PlusFunds and Standard & Poor’s or the sublicense agreement between PlusFunds and Refco Group may be terminated.  In the event of a termination, the Fund may be unable to continue to utilize the trademarks and continued operation of the Fund may become impractical or impossible.

The sublicense agreement will be terminated if the Fund ceases to invest in the Index SPC or the license agreement between Standard & Poor’s and PlusFunds is terminated.  In addition, both the sublicense agreement and the license agreement may be terminated in the event of: (i) a material breach by either party; (ii) Standard & Poor’s ceasing to publish the Index; (iii) material damage to the reputation of a party as a result of continued performance under the agreement; (iv) legislative or regulatory changes that negatively affect Standard & Poor’s ability to license its trade names or trademarks or the licensee’s ability to promote its products; (v) material litigation or regulatory proceeding regarding the Fund, the Index SPC or the Index is threatened or commenced; and (vi) certain changes in control of the licensee.

Incentive-Based Compensation May Affect Portfolio Managers’ Trading

The portfolio managers are entitled to compensation based upon net trading gain in the value of the assets they manage.  Incentive-based arrangements may give them incentives to engage in transactions that are more risky or speculative than they might otherwise make because speculative investments might result in higher profits in which the portfolio manager would participate, resulting in higher incentive fees to them.  On the other hand, those investments might result in larger losses to the Index SPC.  The portfolio managers will not return an incentive fee for a period in which there is net trading gain if, in a subsequent period, the investments under their management suffer a net trading loss.  In addition, because the incentive fee for each portfolio manager is based solely on its performance, and not the overall performance of the Index SPC, the Fund may indirectly pay an incentive fee to one or more portfolio managers during periods when the Index SPC, and thus the Fund, are not profitable on an overall basis.

The Fund Does Not Anticipate Making Distributions

The General Partner does not intend to make distributions to the limited partners but intends to re-invest substantially all of the Fund’s income and gains for the foreseeable future.  Limited partners will be liable to pay taxes on their allocable share of Fund taxable income.  Therefore, limited partners may need to pay tax liabilities out of separate funds or redemptions from the Fund.

Possible Effect of Redemptions on the Value of the Units

Substantial redemptions of Units could require the Fund and the Index SPC to liquidate investments more rapidly than otherwise desirable in order to raise the necessary cash to fund the redemptions and, at the same time, achieve a market position appropriately reflecting a smaller equity base.  This could make it more difficult to recover losses or generate profits.  Illiquidity in the markets could make it difficult to liquidate positions on favorable terms, and may result in losses.

Special Notice in Event of 50% Decline in Net Assets; Limitation on Redemption Payments

The General Partner will send notice to limited partners whenever the Fund experiences a decline in net asset value per Unit of either class as of the closing of business on any business day to less than 50% of the net asset value per Unit on the last month-end valuation date in case any limited partners wish to redeem their Units as a result of the decline in net asset value.  However, the right of a limited partner to receive a redemption payment, including in connection with this special notice, depends on the Fund’s ability to obtain the necessary funds by redeeming its investment in the Index SPC.  Redemptions of interests in the Index SPC by the Fund as of any particular redemption date cannot exceed 20% of the Fund’s investment in the Index SPC as of that date unless the Index SPC has received at least 15 business days’ notice prior to a redemption date.  It is unlikely that the Fund would be capable of providing sufficient prior notice to the Index SPC in connection with a redemption date immediately following a 50% decline in Net Assets.  As a result, to the extent any redemptions on a redemption date exceed 20% of the Fund’s investment in the Index SPC, the Fund’s ability to make redemption payments may be delayed.  The Fund will make redemption payments to redeeming limited partners on a pro rata basis in the event the Fund’s ability to make redemption payments is delayed.  In addition, the net asset value per Unit of either class of the Fund may decline further in the event that the Index SPC is not able to liquidate positions on favorable terms.

The General Partner Has the Ability to Suspend Redemption Rights

Under some circumstances, the General Partner may suspend the limited partners’ right to redeem all or some of their Units.  This may occur if the General Partner determines that a market disruption makes it impossible or impracticable to value the Units or liquidate Fund assets or if the Index SPC has suspended redemptions.  If redemption rights are suspended, the Units subject to the redemption request will not be redeemed and will continue to be subject to market and other risks.  The Index SPC may suspend the Fund’s redemption rights for similar reasons with similar consequences.

The Fund’s Status As a Partnership

The General Partner has been advised by its counsel that under current federal income tax laws and regulations the Fund will be classified as a partnership and not as an association taxable as a corporation.  In addition, the General Partner has been advised by its counsel that under current federal income tax laws the Fund will not be classified as a so-called publicly traded partnership.  This advice is not binding upon the IRS.  If the Fund were taxed as a corporation for federal income tax purposes, income or loss of the Fund would not be passed through to the limited partners, and the Fund would be subject to tax on its income at the rates of tax applicable to corporations without any deductions for distributions to the investors.  In addition, all or a portion of distributions made to limited partners could be taxable to the limited partners as dividends.

Limited Partners Will Be Taxed Each Year On Their Share of Fund Profits

Limited partners will be taxed on their share of Fund income, gain, loss or deduction each year, whether or not they redeem Units or receive distributions from the Fund.

The IRS Could Audit Both the Fund and Individual Limited Partners

The IRS could audit the Fund’s tax returns and require the Fund to amend the returns.  If an audit results in an amendment, limited partners could be audited and required to pay additional taxes, plus interest and possibly penalties.

The Fund Does Not Have Some Statutory Registrations

Pursuant to an exemption from registration, the Fund has not registered as an investment company or a “mutual fund,” which would subject the Fund to extensive regulation by the SEC under the Investment Company Act.  Therefore, limited partners do not have the protection provided by such legislation, which, among other things, (1) requires that an investment company’s board of directors, including a majority of disinterested directors, approve some of its activities and contractual relationships and (2) prohibits an investment company from engaging in some transactions with its affiliates.  Further, to the extent registration under or compliance with these laws is required, the Fund may incur significant burdens and expenses in connection therewith.  Moreover, the General Partner is not registered as an investment adviser under the Investment Advisers Act of 1940 or any similar state law.  However, the General Partner is registered as a commodity pool operator and a commodity trading advisor and is subject to regulation as such by the CFTC and the NFA.

(b)  Financial Information about Segments

The Fund’s business constitutes only one segment for financial reporting purposes; it is a Delaware limited partnership whose objective is to seek investment returns that substantially track the Standard & Poor’s Managed Futures Index, before expenses of the Fund, by allocating substantially all of the Fund’s assets to the Index SPC.  The Fund does not engage in the production or sale of any goods or services.  Financial information about the Fund’s business, as of December 31, 2004, is set forth under Items 6 and 7 herein.

(c)  Financial Information about Geographic Areas

Although the Fund, through its investment in the Index SPC, trades in the global futures and forward markets, it does not have operations outside of the United States.

(d)  Available Information

The Fund is not an accelerated filer; however, it is providing the following information in accordance with Item 101(e) of Regulation S-K.

The Fund has an Internet website maintained by RK Consulting, LLC; therefore, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to the foregoing reports are available to limited partners in this manner.  The Fund will provide paper copies of such reports and amendments free of charge upon request.

ITEM 2.  PROPERTIES

The Fund does not use any physical properties in the conduct of its business.  Its assets consist of shares in Index SPC, cash and receivables.

ITEM 3.  LEGAL PROCEEDINGS

The General Partner is not aware of any material legal proceedings to which it or the  Fund is party or to which any of their assets are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                                  Units of Limited Partnership Interest are not publicly traded.  Units may be transferred or redeemed subject to the conditions imposed by the Agreement of Limited Partnership of the Fund.  As of December 31, 2004, there were 38,856.005 Class A Units and 8,314.206 Class B Units for a total of 47,170.211 Units of Limited Partnership outstanding.

To date, no distributions have been made to limited partners and the General Partner does not currently intend to declare such distribution.

(b)                                 The use of proceeds information is being disclosed for (i) Registration Statement No. 333-107357 declared effective on January 30, 2004 that registered $100,000,000 of Class A Units and $100,000,000 of Class B Units and (ii) Registration Statement No. 333-118965 declared effective on November 1, 2004, that registered an additional $500,000,000 of Class A Units.  Refco Securities, LLC is the lead selling agent for the Units.   From January 30, 2004 to March 15, 2004 (the date the Fund commenced trading operations) the

Units were sold at $1,000 per Unit.  After March 15, 2004 Units were sold at net asset value per Unit.  The amount of Class A Units sold from January 30, 2004 to December 31, 2004 is 39,327.37 with an aggregate offering price of $34,140,560.  The amount of Class B Units sold from January 30, 2004 to December 31, 2004 is 10,026.49 with an aggregate offering price of $8,916,960.  The offering proceeds of the Fund net of redemptions for the Class A Units totaled $33,748,424.  The offering proceeds of the Fund net of redemptions for the Class B Units totaled $7,336,145.  Proceeds from the sale of Class A Units and Class B Units are invested in the Index SPC.

ITEM 6.  SELECTED FINANCIAL DATA

	SERIES A	SERIES B
Total Net Assets	$35,111,145	$7,612,597
Net Increase in Net Assets Resulting from Operations	1,362,721	276,452
Net Investment Loss	(847,933)	(152,732)
Net Income per Unit	62.73	50.14

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

S&P Managed Futures Index Fund, LP is a managed futures investment fund designed to seek returns that substantially track the Index, before expenses of the Fund.

The Fund pursues its investment objective by investing in the Index SPC, which currently allocates investments to 14 commodity trading advisors (“CTAs” or “Portfolio Managers”).  All of the Index SPC’s CTAs employ systematic trading approaches that are mostly technical trend-following in nature and are designed to collectively deliver returns broadly representative of systematic managed futures programs, and therefore do not have specific return or volatility targets.  CTAs employing technical trend-following approaches generally take positions based on computer-generated models to identify trades, determine the size of positions, and to control ongoing portfolio exposure to specific markets.

The Standard & Poor’s Managed Futures Index Committee (the “Index Committee”) is responsible for overseeing the methodology, constituent selection and operations related to the Index. Index constituents are selected based on multiple factors including representativeness of managed futures in general, the quality of the manager’s trading program, the program’s risk/return profile, performance during selected time frames and market conditions, and the type of market instruments held.  Other, less technical factors, are included in the selection process such as trading manager reputation, experience, training, stability and quality of organization, as well as a minimum track record length (generally 3 years) and quantity of assets under management.  PlusFunds Group, Inc. (“PlusFunds”) acts as investment manager of the Index SPC and has overall responsibility for managing the Portfolio Funds. The Portfolio Managers in the Index SPC receive allocations that generally track the Index and are initially weighted equally on a dollar basis, and rebalanced annually in January.

CAPITAL PROCEDURES

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

LIQUIDITY

An investment in the Fund is not liquid as there is no secondary market for the partnership units.  The partnership units may be redeemed only as of the last business day of the calendar month with at least ten business days’ prior notice of the intent to redeem.  In addition, there are also substantial restrictions on the ability of the Fund to make withdrawals from the Index SPC that further reduces the liquidity of the Fund.

While the Fund does not invest directly in futures contracts, it possesses indirect liquidity risk through its investment in the Index SPC as described below. Most U.S. futures exchanges limit fluctuations in some futures and options contract prices during a single day by regulations referred to as daily price fluctuation limits or daily limits.  During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the investment manager of the Index SPC from promptly liquidating unfavorable positions and subject the Index SPC to substantial losses that could exceed the margin initially committed to those trades. In addition, even if futures or options prices do not move to the daily limit, the Index SPC may not be able to execute trades at favorable prices, if little trading in the contracts is taking place.  Other than these limitations on liquidity, which are inherent in the Index SPC’s futures and options trading operations, the Index SPC’s assets are expected to be highly liquid.

RESULTS OF OPERATIONS

Fund results for 2004

The S&P Managed Futures Index Fund, LP - Class A commenced operations on March 15, 2004 and had a return of -9.64% from the inception of trading to December 31, 2004.  The net asset value of all Class A Units as of December 31, 2004 was $35,111,145.

The S&P Managed Futures Index Fund, LP - Class B commenced operations on March 15, 2004 and had a return of -8.44% from the inception of trading to December 31, 2004.  The net asset value of a Class B Units as of December 31, 2004 was $7,612,597.  A discussion of Fund results for each month in 2004 is set forth below.

Fund results for March 2004

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

The results of the Fund, excluding Fund level expenses, are directly correlated to that of the Index SPC. Of the 14 Portfolio Managers in the Index SPC, only 3 were profitable in March.  Most sectors traded had an extremely volatile month, with individual markets such as Equities, Energy, and Currencies accelerating in one direction, then aggressively reversing course without warning.  Of the 8 pure trend-followers, 6 had negative returns and amongst the Pattern Recognition Managers, 5 of 6 had negative returns.  Most of the losses in March were attributable to trading in 3 Sectors.  In Currencies, the Index SPC had losses in the Yen Market as short positions that had been developed in a long-standing down trend in that currency were caught in a late month 7% rally, with the exchange rate moving from a price level of 112 per USD to close the month at 104 per USD.  In Stock Indices, the Index SPC had losses from a mid-month correction, where the S&P 500 Index, for example, moved from 1,157 to 1,091, losing approximately 6% in a 2-week time frame.  Finally, the Index SPC had losses in the Energy Sector, where the Index SPC’s long positions in Crude Oil had a late month correction, falling almost 5% in the last 8 trading days of the month.  Losses in these Sectors were partially offset by gains in other Sectors, where the Index SPC benefited from long positions in Natural Gas and Agricultural Markets, which both had run-ups approaching 7% during March.

Fund results for April 2004

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

Most of the losses came from financial sector, specifically by losses in bonds, which were mainly driven by long positions in U.S. Treasuries that were hit by a 6% reversal by traders dumping bonds in anticipation of higher interest rates.  Long positions in short-term Euro-denominated interest rate instruments also helped depress the Fund’s returns.  Federal Reserve Bank statements suggested the U.S. Economy was gaining traction as jobs reports were starting to show more favorable numbers and pricing power was becoming more apparent.  This in turn helped fuel concern over increasing inflation pressure and the likely response by the Federal Reserve Bank to increase interest rates, which made existing bond yields look less attractive than new Bond instruments issued in a higher interest rate environment.

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

Fund results for May 2004

The S&P Managed Futures Index Fund, LP - Class A returned -2.24% in May and -12.46% from inception to date.  The S&P Managed Futures Index Fund, LP - Class B returned  –2.24% in May and -12.32% from inception to date.

By examining macro-economic reports in May, it became apparent that market participants were reacting on almost a “day-to-day” basis, making tactical maneuvers in reaction to news reports regarding inflation, employment, and interest rate reports, as well as commodity price changes and geopolitical events.  Continuing the theme of April, economic conditions were transitioning from the deflationary effect of a global recession to a re-inflation theme that resulted from unusually accommodative monetary and fiscal policy in the U.S., Europe, and Asia.  Although market participants broadly agreed on the evidence of this secular trend, there was disagreement over the timing of its effects on individual asset classes.  Following April’s sharp drop in bonds in anticipation of increasing rates, economic reports in May were somewhat mixed, and market participants reacted by trading the “news of the day”, which resulted in bonds reversing course from a downward trajectory formed in May.  Prices reversed, however, in mid-May on various newspoints including OPEC’s pledge to increase oil output to help restrain record-breaking oil prices which would have a deflationary effect on yields and traders rotated back into Bonds partially in response.  With respect to currencies, the major trend coming out of April was the U.S. Dollar’s turnaround as it gained strength from the prospect for higher interest rates that would make it more attractive and a medium of exchange to benefit from higher yielding investments in the U.S.  The U.S. Dollar continued to gain strength until May 14th then fell as market participants rotated into gold as a flight-to-quality response that drove gold prices up 5% in the last 2 weeks of May from 377 to 396.  Gold was driven up partially in response to news of the assassination of the President of the Iraqi Governing Council on May 17 and assorted terrorist attacks in Saudi Arabia, which raised more doubts on prospects for stability in that region and additionally by the sheer frustration of market participants to find a stable store of value during May.  For the full month of May, U.S. T-Bonds were virtually unchanged, the U.S. Dollar lost about 2% on average vs. developed currencies, crude oil rose about 7%, and gold rose about 3%.  All of these markets traded in volatile ranges for the month.

The Fund’s medium-term trend following managers were hurt the most during the month as their models showed strong conviction in the positions developed in April and as a result traders added to their short Bond positions and long U.S. Dollar positions.  These managers returned between -3.0% to -5.0% for the month.  In contrast, those managers engaged in long-term trend-following actually posted flat or positive returns for the month as their systems had not turned as quickly and thus never fully built up positions that got whipsawed in May.  These managers posted between -0.5% and +0.2% returns for the month.  In addition, those managers employing shorter-term pattern-recognition strategies also posted flat or positive returns as they benefited from volatile sideways markets that were exhibited in May.  These managers posted between -1.5% and +4.0% returns for the month.  In contrast to bonds and currencies that caused most of the losses in May, crude oil prices displayed a forceful up-trend that helped diminish portfolio losses during the month as a broad set of managers had positive exposure to this market.

Fund results for June 2004

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

The geo-political and economic environment in June did not provide substantial reasons for trending in many markets and as a result, strategies relying on momentum to generate alpha, such as Trend following, had a difficult time.  Specific to the sectors traded in the Fund, losses were incurred primarily in energy markets where substantial positions were built up as crude oil trended higher over the last year, but dramatically reversed in June, falling from $42/barrel at the beginning of the month to $35/barrel by month-end on news of increased OPEC production.  In bond markets, European- and U.S.-based markets declined through the first 2 weeks of the month attracting additional short positions from the fund’s traders, only to reverse course mid month with nearly a 3 point move higher in the U.S. 10-Year Notes, for example, as market participants reacted to labor market news in the U.S. and speculation on the magnitude of the NY Federal Reserve Bank’s change in interest rate targets.  Losses were also incurred in currency markets where the U.S. Dollar staged a 1-month run-up against the Euro and British Pound but did so with extreme intra-day volatility where moves approaching 2-points in the Euro were common on a daily basis.  In reaction to these adverse moves, traders were proactive in reducing exposure in losing areas.  In energy, for example, exposure was reduced by about 40% since June 1 as a result of deteriorating market activity.  In short Yen positions, where a large portion of currency losses occurred, positions were cut by 50% as risk management protocols were activated.

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

Fund results for July 2004

The S&P Managed Futures Index Fund, LP - Class A returned -2.14% in July and -18.86% from inception to date.  The S&P Managed Futures Index Fund, LP - Class B returned -1.97% in July and -18.46% from inception to date.

Of the 14 managers in the S&P Managed Futures Index, 12 had negative returns for the month of July, with returns for the underlying managers ranging from –6% to +7%.  Losses were greatest in financials, including stock indices, currency markets, and stock indices.  Specifically, long positions in US T-Bonds, Euro/Dollar, and Gold hurt performance as the up-trends formed by these markets in June broke apart into a volatile sideways trading range.  Conversely, large gains were harvested from Crude Oil and Natural Gas, as both markets developed pronounced up-trends, as well as in Agriculturals such as Wheat, Corn, and Sugar.  Smaller profits were gained in the Soybean market as we caught part of the 50% drop in that market in July.  Markets were still affected by concerns over the viability and speed of a global economic recovery along with the threat of terrorism and supply levels of Crude Oil.  As a result of negative performance over the last several months, the Index was in a drawdown of about –20% by the end of July.  The market background to this drawdown consists of 3 specific phases. First, in January and February 2004 the Index accumulated gains generated at the end of multi-year trends in Bonds, U.S. Dollar, and Crude Oil.  Second, the Index lost ground in April, with trendfollowers generating disappointing returns, as these large multi-year trends came to an end and started reversing in a volatile manner.  Third, from May 2004 to July 2004, almost every market went into a very unusual “whipsaw” pattern where false break-outs occurred on both very short and medium time frames luring both longer-term and shorter-term trendfollowers into building positions in market moves that proved to reverse as quickly as one day in extremely volatile fashion (e.g. Crude Oil, Bonds, Currencies).  This has been a persistent and very unusual profile because it is affecting so many markets for several months at a time.

The unusually volatile nature of markets was attributed to unresolved concerns that market participants had about inflation, interest rates, economic growth, and terrorism and their combined effect on all investable asset classes.

Fund results for August 2004

The S&P Managed Futures Index Fund, LP - Class A returned -1.03% in August and -19.69% from inception to date.  The S&P Managed Futures Index Fund, LP - Class B returned -0.86% in August and -19.17% from inception to date.

Of the 14 managers in the S&P Managed Futures Index, 7 had positive returns in August, representing an increase in the number of managers producing positive returns in recent months, with underlying managers’ returns ranging from –7% to +8%.  Overall Index performance was down less than 1% for the month, which represented a flattening out of the drawdown momentum.  Although recent months had experienced a dramatic lack of volatility and trading opportunities in most asset classes, there were strong signs of trending in most Long Duration Government Bond Index futures, Energy (especially Natural Gas), and Agricultural markets during August from which the Index profited.  Losses offset these gains, however, in Base Metals, particularly in Nickel Futures, as the run up over the prior few months abruptly reversed course on news that warehouse inventories and Russian output is rising, which had the combined effect of allaying fears of continued shortages causing a sharp reversal downward.  Other losses were incurred in Financials, especially in Stock Indices where prices of Equity Index Futures reversed their downtrend to rally with positive returns upwards of 6%.  Smaller losses were incurred in Interest Rates where long positions in EURIBOR contracts and Eurodollars had minor pullbacks.  Conversely, large gains were harvested from the Energy sector, especially from short positions in Natural Gas which fell from the US$6.20 level to US$5.00 during the course of August on news of storage injections increasing inventories to a level above their 5 year average combined with unseasonably cool weather relative to history which dampened demand for gas fired electric plant output.  Crude Oil exposure generated small profits for the month as most long positions were successfully closed out at a profit prior to the market reversal from US$50 to US$43.  Larger profits were gained from a uniform trend in Global Bond markets, with German, Japanese, US, and UK sovereign long duration debt contracts increasing in price as inflationary worries abated due to a retreat in Crude Oil prices combined with mixed economic news from the Euro-region and US.  Smaller gains were also realized in the Wheat futures as prices continued on a downward slope in August.

Fund results for September 2004

The S&P Managed Futures Index Fund, LP - Class A returned +3.57% in September and -16.82% from inception to date.  The S&P Managed Futures Index Fund, LP - Class B returned  3.75% in September and -16.14% from inception to date.

Of the 14 managers in the S&P Managed Futures Index, 11 had positive returns in September with underlying managers’ returns ranging from -2% to +21%.  Overall, the Index return was up nearly 4% for the month.  With respect to markets as a whole during the last 6 months, the forces of accelerating interest rates, rapid commodity price inflation, and concern over geopolitical developments have created a plateau in the expected rate of change of the global economic recovery.  This stagnation has led to much lower volatility in equities, bonds, and currencies and has resulted in markets that have largely traded in tightly bound ranges with little directional momentum or extremely choppy trends that detracted from Index returns during this period.  In September, however, many markets started to show signs of momentum again and the trendfollowing strategies in the Index found and exploited trading opportunities in Energy, Government Bond, Metal, and Agricultural markets.  Long positions in Energy markets provided the best trading opportunities, with prices in Crude Oil rising 9 straight sessions in a row to lifetime highs above US$50.  The causes for this rapid ascent in prices include fundamental global supply shortages, high demand growth, in addition to the effects of hurricane damage to oil rigs in the Gulf of Mexico, Russian Government tax reclaims from Yukos Oil Co. which are affecting deliveries to China, and rebel activity in Nigeria which threatens to disrupt supplies to western countries.  Profits were also gained in long Government Bond positions which trended higher with pronounced momentum.  U.S. Treasury Bond Futures, for example, rallied to a high of US$114 in September due in large part to the deflationary effect of Crude Oil prices on the U.S. economic recovery.  Gold had an equally impressive rally which the Index participated in on the long side, as prices hit a low area of US$397 in early September and then rallied to US$420 on the effects of a weakened U.S. Dollar.  Large gains were also made in long Copper Futures positions as prices drove from a low of US$1.22 to almost US$1.40 on large-scale forecasted supply shortages.  Finally, profits were captured in short positions in Corn Futures which have been in a bear market spiral since early June, as prices dropped from US$3.30 to recent lows around the US$2.00 level on substantial gains in crop yield estimates and favourable weather forecasts.

Fund results for October 2004

The S&P Managed Futures Index Fund, LP - Class A returned +5.12% in October and -12.56% from inception to date.  The S&P Managed Futures Index Fund, LP - Class B returned +5.30% in October and -11.70% from inception to date.

Of the 14 managers in the S&P Managed Futures Index, 12 had positive returns in October with underlying managers’ returns ranging from -1% to +17%.  Overall, the Index itself returned over 5% for the month which represents a cumulative 2-month return approaching +10%.  In addition, the Index is now positive on a year-to-date basis and has cut its current drawdown in half to -10%.  The major theme in October was a breakout of the sideways market patterns displayed over the past 5 months and a continuation of strong trending in Bond, Currency, and Energy markets as seen in September.  The stagnation in financial markets was first overcome in September and saw continuation in October due to another record breaking month for Crude Oil prices and the fallout it has had on the U.S. Dollar and Bond markets.  Oil prices were under intense pressure in October due to chronic supply shortages combined with geo-political stress and accelerating global demand.  In turn, the Dollar fell under pressure because Oil prices are acting as a dampener on the U.S. Economy, with each US$10 increase removing upwards of 0.5% from annual GDP growth.  This led to a perception that the U.S. Federal Reserve will increase rates at a slower pace and thus potentially slowing capital flows to the U.S.  The Euro hit an 8-month high against the dollar in a strong up-trend that took it from the 1.20 level at the end of August to nearly 1.30 by the end of October after European finance ministers signaled no disapproval of the exchange rate increase.  This is in contrast to previous break-outs in the Euro when they made it clear that intervention might be necessary to correct perceived dislocations.  Recent price acceleration is seen as helpful to the Euro region as it diminishes the effects of higher Crude Oil which is priced in Dollars.  The Bond markets continued rising in sympathy with the Dollar’s fall as indicative of a deflationary effect on the World economy.  Nearly half of the Index returns in October were generated from Long positions in the Energy markets with prices in Crude Oil rising to over US$55.  The second best trading opportunities were from the strong up-trend in Bond prices as the US 10-Year Note rose to its highest levels since April and the German Bund rose to record levels for 2004.  In the Currency markets, finally, large gains were generated in Long positions in Euro, Canadian Dollar, Swiss Franc as well as Australian Dollar with the US Dollar weakening on a broad global basis.

Fund results for November 2004

The S&P Managed Futures Index Fund, LP - Class A returned  +4.96% in November and -8.22% from inception to date.  The S&P Managed Futures Index Fund, LP - Class B returned +5.14% in November and -7.16% from inception to date.

Of the 14 managers in the S&P Managed Futures Index, all had positive returns in November with underlying managers’ returns ranging from +1% to +15%.  Overall, the Index returned over 5% for the month which represents a cumulative 3-month return approaching +16%.  In addition, the Index is now positive on a year-to-date basis (+5% since January 1) and has cut its current drawdown by 75% to -5%.  The continuing theme in November was downward pressure on the U.S. Dollar stemming from global concern over the US balance sheet and apparent approval of US government officials to allow its currency to deflate further.  There is continued upward pressure on Government Bonds, especially in the Euro region where economic growth is seen as slow by many economists, thus adding to the argument the region should see low inflation and less of a need for higher interest rates.  The third key theme of the month was the runaway market in Crude Oil retreating in mid-November on news of supply shortages being overstated.  Crude Oil prices per barrel fell from about the US$50 level at the beginning of the month to US$45 and then rallied back to US$50.  Finally, Gold has broken new multi-decade highs, with a burst of momentum from the US$429 level to reach the US$452 level by month-end.  Since Gold is priced in U.S. Dollars, a broad decline in that currency will likely lead to a continued rally in Gold prices.  As a result of sustained momentum in key macro-related futures contracts, the lion’s share of returns in November were driven by long positions in Global Interest Rate and Bond contracts in the Euro region.  In the currency sector, the Index held long positions in EUR, GBP, and JPY against USD to name a few key markets, all of which yielded large gains to the Index.  Finally, long positions in Crude Oil were partially stopped out which generates small losses for the month but long positions in precious metals were an equal offset to those losses.  Looking forward, the Index is positioned to the short side against the USD, and to the long side in Equity Indices, Bonds, Interest Rates, and to a lesser extent in Metals and Energy.

Fund results for December 2004

The S&P Managed Futures Index Fund, LP - Class A returned -1.54% in December and -9.64% from inception to date.  The S&P Managed Futures Index Fund, LP - Class B returned -1.38% in December and -8.44% from inception to date.

Of the 14 managers in the S&P Managed Futures Index, 8 had positive returns in December with underlying managers’ returns ranging from -11% to +3%.  Although the Index retracted about -1% for the month, the 4th quarter remained positive and generated a cumulative return of about +10%.  As a result of the strong finish for the year, the Index returned about +5% in 2004 which represents the 7th consecutive calendar year (2 years actual and 5 years hypothetical performance) of positive returns for the Index.  The month of December was characterized by 2 key market reversal themes.  First was a reversal of the US Dollar deterioration that occurred as market participants reacted positively to the December increase in interest rates by the FOMC.  Anecdotal evidence also supports a sense that the December Dollar rally was a reaction to the extreme bearish attitude in the currency market for Dollars and that it was due for at least a temporary technical upswing.  Although the market reversed, the Euro regained momentum toward the latter half of the month and closed at the 1.36 level from 1.33 at the end of the prior month.  Also noteworthy in December was the further slide in Crude Oil that started in November as prices fell from US$50 to US$40 in reaction to a combination of increases in inventory stocks and consensus forecasts that the Northeast US region would remain warmer than normal through the winter (the Northeast region of the US consumes the vast majority of heating oil during a typical winter).  Foreign Government Bond markets, especially those for German and Japanese bonds, rallied through most of December on a market perception those regions will regain growth at a slower pace than previously thought which would ostensibly lead to a continuation of low yielding fixed income issuances from those countries.  Global Equities, including US, Euro-region, and Japanese stock markets, rallied vigorously through the month as pronounced lower levels in Energy markets led to a widely held perception that inflation would not have as detrimental of a drag effect as previously thought.  As a result of sustained momentum in Equity and Fixed Income markets, large gains were made with long positions in key markets in these sectors.  Notable gains were made in the S&P 500, NASDAQ, and DAX Stock Index Futures with respect to Equities, and in German Bund and Japanese Government Bonds in the bond futures markets.  These gains were slightly more than offset by losses in both short US Dollar positions and in long positions in Energy markets, both of which experienced sharp reversals of profitable trends that developed during the 3rd and 4th quarter of 2004.  The Index remains long in Government Bond and Interest Rate markets, long in Equity markets with a slightly increased exposure since the end of November as favorable trends developed, long in foreign currencies, as the long-term trend for the Dollar still appears unattractive, and slightly short the Energy markets, in concert with the down-trend developing in that area.

CRITICAL ACCOUNTING POLICIES – VALUATION OF THE FUND’S POSITIONS

The General Partner believes that the accounting policies that are most critical to the Fund’s financial condition and results of operations relate to the valuation of the Index SPC’s investment positions. The majority of the Index SPC’s investment positions are exchange-traded futures contracts, which are valued daily at settlement prices published by the exchanges. The Index SPC’s spot and forward foreign currency contracts are also valued at published daily settlement prices or at dealers’ quotes. Swap contracts generally are valued by reference to published settlement prices or dealers’ quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner does not believe that the Index SPC will trade swaps to a significant degree. Thus, the General Partner expects that under normal circumstances substantially all of the Index SPC’s assets, and as a result the Fund’s assets, will be valued by objective measures and on a timely basis.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

The Fund does not control the Index SPC, PlusFunds or any Portfolio Manager, and has no role in the choice of Portfolio Managers, any Portfolio Manager’s choice of investments or any other investment decisions of the Index SPC.  The Fund is dependent upon the expertise and abilities of PlusFunds in implementing the Index strategy as well as the Portfolio Managers who have investment discretion over assets allocated to them.  There can be no assurance that the services of PlusFunds or of a Portfolio Manager will be available for any length of time, or that the Index SPC will remain available for investment by the Fund.

The Fund is dependent on PlusFunds and the Index SPC’s independent administrator to provide it with periodic reports and other information.  The Fund may not be provided with detailed information regarding the precise investments made by a Portfolio Manager because some of this information may be considered proprietary and otherwise confidential.  This lack of access to information may make it more difficult for the Fund to evaluate the Index SPC and the Portfolio Managers and to make a judgment regarding the fair value of the assets of the Fund.

The Fund is designed to invest in the Index SPC, a speculative commodity pool.  The market sensitive instruments indirectly held by it are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are indirectly subject to the risk of trading loss.

Market movements result in frequent changes in the fair market value of the Index SPC’s open positions and, consequently, in its earnings and cash flow. The Index SPC’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, market prices for base and precious metals, energy complexes and other commodities, the diversification effects among the Index SPC’s open positions and the liquidity of the markets in which it trades.

The Index SPC often rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance. The Index SPC’s current trading advisors all employ trend-following strategies that rely on sustained movements in price. Erratic, choppy, sideways trading markets and sharp reversals in movements can materially and adversely affect the Index SPC’s performance results. The Index SPC’s past performance is not necessarily indicative of its future results.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk”, is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage and concentration of positions within the Fund.

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the value at risk associated with the Index SPC’s open positions by market category as of December 31, 2004.  As of December 31, 2004, the Fund’s Net Assets were $42,723,742.  The results below illustrate the estimated value at risk over a 10-business day period at a 99% level of confidence.  ‘Value at Risk’ is expressed in Dollar terms and ‘VaR%’ is expressed as a percentage of Fund Net Assets.

	As of December 31, 2004
Market Sector	Value at Risk	VaR (%)

Interest Rate	$986,441	2.31%
Equity Index	877,821	2.05%
Currency	1,181,512	2.77%
Raw Commodity	423,394	0.99%
TOTAL	$3,469,168	8.12%

NON-TRADING RISK

The Fund has non-trading market risk with respect to foreign cash balances not needed for margin as well as investments in U.S. Treasury Bills.  The Market Risk represented by both of these investments is deemed to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The Fund invests substantially all of its assets into the Index SPC.  The following are guidelines to the primary trading risk exposures of the Index SPC by market sector.

Interest Rates

Interest rate risk is one of the principal market exposures of the Index SPC.  Interest rate movements directly affect the price of interest rate futures positions held and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact profitability.  The primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Index SPC also takes futures positions on the government debt of smaller nations.

Currencies

Exchange rate risk is a significant market exposure of the Index SPC. The Index SPC’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Fund trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.

Energy

The Index SPC also has energy market exposure to gas and oil price movements, which often have short-term volatility swings resulting from political developments in the Middle East and in the longer-term are subject to the forces of global supply and demand.

Stock Indices

The Index SPC’s primary equity exposure is to equity price risk in the G-7 countries as well as other smaller jurisdictions.  The Index SPC is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

Metals

The Index SPC’s metals market exposure is to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc.  Some metals, such as Gold, are used as surrogate stores of value, in place of hard currency, and thus have an associated currency or interest rate risk associated with them relative to their price in a specific currency.  Other metals, such as Silver, Platinum, Copper, and Steel, have substantial industrial applications, and may be subject to forces affecting industrial production and demand.

Agricultural / Softs

The Index SPC may also invest in raw commodities and will thus have exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions or by political events in countries that comprise significant sources of commodity supply.

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

The Portfolio Managers’ trading will be subject to execution risks.  Market conditions may make it impossible for the Portfolio Managers to execute a buy or sell order at the desired price, or to close out an open position.  Daily price fluctuation limits are established by the exchanges and approved by the CFTC.  When the market price of a contract reaches its daily price fluctuation limit, no trades can be executed at prices outside the limit. The holder of a contract may therefore be locked into an adverse price movement for several days or more and lose considerably more than the initial margin put up to establish the position. Thinly traded or illiquid markets also can make it difficult or impossible to execute trades.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

The Fund must rely on the Index SPC when calculating net asset value.  The net asset values received by the Fund from the Index SPC may be subject to revision through monthly financial reports of the Index SPC.  As a result, revisions to the Fund’s gain and loss calculations may occur.  Any revisions not deemed material in the sole discretion of the General Partner will not result in an adjustment to prior subscription or redemption prices for the Fund.  Moreover, in some cases, the Fund will have little ability to assess the accuracy of the valuations of its investment in the Index SPC that are received from PlusFunds or from the Index SPC or its administrator.  There are no market quotations available to use in valuing the Fund’s investments in the Index SPC.  As a result, these investments will be valued at their fair values as determined in accordance with procedures adopted in good faith by the General Partner.  These valuations may not in all cases accurately reflect the values of the Fund’s investments in the Index SPC.  These inaccuracies may adversely affect the Fund or investors who purchase or redeem units.

The Fund’s ability to track the Index is dependent upon PlusFunds’ ability to make the requisite allocations to all of the Portfolio Managers that are included in the Index.  To the extent that PlusFunds is not able to make an allocation to a Portfolio Manager, the performance of the Fund will not track the performance of the Index, before fees of the Fund.

The Fund invests substantially all of its assets in the Index SPC and is subject to the risks of the Index SPC as follows:

The Index SPC is subject to counterparty risks.  If the Index SPC’s clearing broker becomes bankrupt or insolvent, or otherwise default on its obligations to the Index SPC, the Index SPC may not receive all amounts owed to it in respect to its trading, despite the clearinghouse fully discharging all of its obligations.  Furthermore, in the event of the bankruptcy of the clearing broker, the Index SPC could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker’s combined customer accounts, even though property specifically traceable to the Index SPC (for example, Treasury bills deposited by the Index SPC with the clearing broker as margin) was held by the clearing broker.  In addition, some of the instruments which the Index SPC may trade are traded in markets such as foreign exchanges or forward contract markets in which performance is the responsibility only of the individual counterparty with whom the trader has entered into a contract and not of an exchange or clearing corporation.  The Index SPC will be subject to the risk of the inability or refusal to perform on the part of the counterparties with whom those types of contracts are traded.  There are no limitations on the amount of allocated assets a Portfolio Manager can trade on foreign exchanges or in forward contracts

The Index SPC’s positions are subject to speculative limits.  The CFTC and domestic exchanges have established speculative position limits on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures contracts traded on U.S. commodity exchanges.  Under current regulations, other accounts of the Portfolio Managers are combined with the positions held by the Index SPC for position limit purposes.  This trading could preclude additional trading in these commodities by the Portfolio Managers for the account of the Index SPC.

Systematic strategies do not consider fundamental types of data and do not have the benefit of discretionary decision making.   Most of the Index SPC’s assets will be allocated to Portfolio Managers that rely on technical, systematic strategies that do not take into account factors external to the market itself (although certain of these strategies may have minor discretionary elements incorporated into their systematic strategy).  The widespread use of technical trading systems frequently results in numerous Portfolio Managers attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns.  Systematic strategies are developed on the basis of a statistical analysis of market prices. Consequently, any factor external to the market itself that dominates prices that a discretionary decision maker may take into account may cause major losses for a systematic strategy.  For example, a pending political or economic event may be very likely to cause a major price movement, but a systematic strategy may continue to maintain positions indicated by its trading method that might incur major losses if the event proved to be adverse.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

The Index Committee is charged with overseeing the methodology and operations of the Index and has primary responsibility for the Index’s strategy classifications, composition and methodology.  Implicit to the Index SPC’s construction is consideration of the quality and effectiveness of risk awareness and volatility monitoring on the part of the commodity trading advisors selected for membership in the Index.  In addition, numerical analysis of each Portfolio Manager’s historical returns with respect to performance in aggregate as well as in discrete periods of various market cycles is made as part of the due diligence process for consideration of membership in the Index.

PlusFunds, the investment manager of the Index SPC and the sub-investment manager of the Fund, is a Delaware corporation organized on March 25, 2002.  It has been registered with the CFTC as a commodity pool operator since July 1, 2002 and as a commodity trading advisor since March 14, 2003 and is a member of the NFA.  PlusFunds monitors the day-to-day performance of the Index SPC’s underlying CTAs on a T+1 basis using daily pricing information verified by independent sources.  PlusFunds screens managers for potential anomalies, such as excessive leverage, abnormal changes in positions, transaction mis-pricing, fraudulent behavior as well as deviation from investment style.  On a weekly basis, PlusFunds performs an analysis of portfolio exposure across securities, sectors, regions and asset allocation along with value at risk , and incremental risk analysis.  PlusFunds selects the Portfolio Funds generally to track the Index, but there may be differences specifically if there is a change in Index composition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements meeting the requirements of Regulation S-X and the supplementary information required by Item 302 of Regulation S-K appear beginning on page 32 of this report.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

The General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including its principal executive officer and principal financial officer, of the design and operation of the Fund’s disclosure controls and procedures.  Based on this evaluation, the General Partner’s principal executive officer and principal financial officer concluded that, as of December 31, 2004, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Fund in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  During the reported period there were no changes in controls.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 9B.  OTHER INFORMATION

None

PART II

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Fund has no directors or executive officers.  The Fund has no employees.  It is managed by RefcoFund Holdings, LLC in its capacity as General Partner.  RefcoFund Holdings, LLC has been registered with the Commodity Futures Trading Commission as a commodity pool operator since October 14, 1981 and as a commodity trading advisor since September 21, 1993 and is a member of NFA.  Its main business address is 550 W. Jackson, Suite 1300, Chicago, Illinois, 60661, (312) 788-2000.  RefcoFund Holdings, LLC managers and executive officers are as follows:

PHILLIP R. BENNETT has been a Manager of the General Partner since its inception. Mr. Bennett has been the President of Refco Capital LLC since September 1981 and President and Chief Executive Officer of Refco Group Ltd., LLC since March 1999 and May 1985, respectively. Mr. Bennett has also been a Manager of Refco Alternative Investments, LLC since its inception in October 1999. Mr. Bennett is also registered or has been registered with the CFTC as a principal of the following Refco affiliates or other registrants for the periods indicated: Baronson Worldwide Futures LLC (February 2002 to March 2003); FLA Asset Management LLC (July 1997 to date); Forstmann Leff Associates LLC (July 1997 to date); Forstmann Leff International LLC (January 1998 to February 2001); FuturesNow LLC (March 1999 to June 1999); Haut Commodities LLC (September 1999 to date); Lind Waldock & Company LLC (February 2000 to September 2001); Lind Waldock Financial Partners LLC (February 2000 to date); Refco, LLC (December 1985 to date); and RefcoFund Management LLC (April 2000 to date). Mr. Bennett received his M.A. in Geography from Cambridge University in 1970.

RICHARD C. BUTT has been President of the General Partner since November 2003. Mr. Butt has also been a Senior Vice-President of Refco Alternative Investments, LLC since October 2003. He is in charge of the development for various hedge fund and structured note products, as well as the fund administration, operations and accounting for various products offered by the alternative investment division within Refco. From January 2002 to October 2003 Mr. Butt was Executive Vice President of Global Distribution Strategies Inc., a global financial products distribution company. From April 2000 to December 2001, Mr. Butt was responsible for the operations of the Orbitex Financial Services Group, a global financial services firm. From July 1998 to April 2000, he worked as an independent consultant. From May 1996 to June 1998, he was a Managing Director with Forum Financial Group, a third party administrator of mutual funds and other financial products. From December 1994 to May 1996, he was a Director with KPMG Peat Marwick LLP in their financial services consulting practice. Mr. Butt is a certified public accountant since 1981 and holds a A.B. in Management Science from Duke University.

JOSEPH MURPHY has been a Manager of the General Partner since October 1999. In addition, Mr. Murphy has been a Manager of Refco Alternative Investments, LLC since October 1999. Mr. Murphy has also been the President of Refco, LLC, one of the largest institutional and retail brokers in the world since March 1999. He is also Executive Vice President of Refco Group Ltd., LLC, a provider of a broad range of financial services to clients located throughout the world. Mr. Murphy is also registered or has been registered with the CFTC as a principal of the following Refco affiliates or other registrants for the periods indicated: Baronson Worldwide Futures LLC (February 2002 to March 2003); FLA Asset Management LLC (April 2000 to date); Forstmann Leff Associates LLC (March 2000 to date); Forstmann Leff International LLC (April 2000 to February 2001); FuturesNow LLC (November 1999 to May 2001); Haut Commodities LLC (April 2000 to date); Lind Waldock & Company LLC (February 2000 to September 2001); Lind Waldock Financial Partners LLC (February 2000 to date); Refco Trading Services (December 2003 to date); and RefcoFund Management LLC (April 2000 to date). Prior to joining Refco, Mr. Murphy was at Chase Manhattan Bank from August 1988 to May 1995 and Executive Managing Director at HSBC Futures from June 1995 to March 1999. Mr. Murphy received his Bachelor of Science from Providence College. Mr. Murphy’s professional affiliations include serving as Vice-Chairman of the Board for the Futures Industry Association, Vice-Chairman of the Board of Trade Clearing Corporation, a director of the NFA, and a member of the Advisory Board for NQLX.

PHILIP SILVERMAN has been Secretary of the General Partner since June 1996. In addition, Mr. Silverman has been a Manager and Secretary of Refco Alternative Investments, LLC since October 1999. Mr. Silverman has served as Secretary of Refco Group Ltd., LLC since June 1997 and as Secretary of RefcoFund Management LLC since June 1996. Mr. Silverman has also served as Vice President and Secretary of Forstmann-Leff International Associates, LLC since May 1997, as Secretary of Forstmann Leff International, LLC since May 1997 and as a Manager of Forstmann-Leff Associates, LLC since June 1997. Mr. Silverman received his B.B.A. in Marketing/Accounting from Baruch College in 1976 and his MBA in Accounting from Long Island University in 1980. Mr. Silverman is a certified public accountant.

There has never been a material administrative, civil or criminal action brought against RefcoFund Holdings, LLC or any of its directors, executive officers, promoters or control persons.

ITEM 11.  EXECUTIVE COMPENSATION

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)          As of December 31, 2004, the Fund knows of no person who beneficially owns more than 5% of the Units outstanding.

(b)         As of December 31, 2004, 12.2644 Class B Units were owned or held by the officers of RefcoFund Holdings, LLC..  As of December 31, 2004, RefcoFund Holdings, LLC owned 479.6344 Class B Units.  The General Partner has made and is required to maintain a cash general partnership investment in the Fund equal to 1% of the total contributions of all limited partners to the Fund.

(c)          As of December 31, 2004, no arrangements were known to the Fund or the General Partner such that a change in control of the Fund may occur at a subsequent date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)          Audit Fees.  The aggregate fees billed in 2004 for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Registrant’s annual financial statements, review of financial statements included in the Registrant’s regulatory filings and other services normally provided in connection with regulatory filings or engagements are $64,000.

(2)          Audit Related Fees.  None.

(3)          Tax Fees.  None.

(4)          All Other Fees.  None.

(5)          Not Applicable.

(6)          Not Applicable.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Following documents are filed as part of this report

(a)                                  Financial Statements beginning on page 32 hereof.

(b)                                 The Exhibits that are filed or incorporated by reference herein are listed on the Exhibit Index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner and Limited Partners of S&P Managed Futures Index Fund, LP

In our opinion, the accompanying statement of assets and liabilities, including the schedule of investments, and the related statements of operations, of changes in net assets, and of cash flows and the financial highlights present fairly, in all material respects, the financial position of S&P Managed Futures Index Fund, LP (the “Fund”) at December 31, 2004, and the results of its operations, the changes in its net assets, its cash flows and the financial highlights for the period March 15, 2004 (commencement of operations) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 28, 2005

S&P MANAGED FUTURES INDEX FUND, LP

(A Delaware Limited Partnership)

STATEMENT OF ASSETS AND LIABILITES

DECEMBER 31, 2004

ASSETS:
Cash	$278,393
Investments in Index SPC, at fair value (cost $40,190,165)	42,830,003
Investment made in advance	2,350,000
Receivable from General Partner	83,812
TOTAL ASSETS	45,542,208

LIABILITIES:
Subscriptions received in advance
Class A	1,955,853
Class B	426,933
Accrued expenses	213,777
Management fees payable	135,838
Redemption payable	76,093
Redemption fee payable	1,722
Due to Investors	8,250
TOTAL LIABILITIES	2,818,466

NET ASSETS	$42,723,742

NET ASSET VALUE PER PARTNERSHIP UNIT:
CLASS A - based on Net Assets of $35,111,145 and 38,856.005 partnership units outstanding	$903.62
CLASS B - based on Net Assets of $7,612,597 and 8,314.206 partnership units outstanding	$915.61

See notes to financial statements.

S&P MANAGED FUTURES INDEX FUND, LP

(A Delaware Limited Partnership)

STATEMENT OF OPERATIONS

March 15, 2004 (Commencement of Operations) to December 31, 2004
OPERATING EXPENSES:
Management fees
Class A	$647,543
Class B	85,936
Administration fees
Class A	178,767
Class B	48,924
Professional fees	135,079
Insurance expense	29,433
Total expenses	1,125,682

Less reimbursement of expenses by General Partner	(125,017)

NET INVESTMENT LOSS	(1,000,665)

INCREASE IN EQUITY IN INDEX SPC	2,639,838

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,639,173

See notes to financial statements.

S&P MANAGED FUTURES INDEX FUND, LP

(A Delaware Limited Partnership)

STATEMENT OF CHANGES IN NET ASSETS

March 15, 2004 (Commencement of Operations) to December 31, 2004

INCREASE IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment loss	$(1,000,665)
Increase in equity in Index SPC	2,639,838

Net increase in net assets resulting from operations	1,639,173

INCREASE IN NET ASSETS FROM CAPITAL TRANSACTIONS:
Proceeds from issuance of partnership units
Class A	34,140,560
Class B	8,916,960
Redemption of partnership units
Class A	(392,136)
Class B	(1,580,815)

Total increase in net assets from capital transactions	41,084,569

NET INCREASE IN NET ASSETS	42,723,742

NET ASSETS AT BEGINNING OF PERIOD	—

NET ASSETS AT END OF PERIOD	$42,723,742

See notes to financial statements.

S&P MANAGED FUTURES INDEX FUND, LP

(A Delaware Limited Partnership)

STATEMENT OF CASH FLOWS

March 15, 2004 (Commencement of Operations) to December 31, 2004

CASH PROVIDED BY (USED IN) OPERATING ACTIVITES:
Net increase in net assets resulting from operations	$1,639,173
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Increase in equity in Index SPC	(2,639,838)
Changes in operating assets and liabilities:
Cost of investments in Index SPC	(40,190,165)
Investment made in advance	(2,350,000)
Receivable from General Partner	(83,812)
Accrued expenses	213,777
Management fees payable	135,838
Due to Investors	8,250
Redemption fee payable	1,722
Net cash used in operating activities	(43,265,055)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of partnership units	45,440,306
Redemption of partnership units	(1,896,858)
Net cash provided by financing activities	43,543,448

Net increase in cash	278,393

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$278,393

See notes to financial statements.

S&P MANAGED FUTURES INDEX FUND, LP

(A Delaware Limited Partnership)

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2004

Investments in Index SPC	% of Net Assets	Fair Value
Index Constituents

SPhinX Managed Futures (Argo Willowbridge) Segregated Portfolio	8.48%	$3,623,423
SPhinX Managed Futures (Aspect) Segregated Portfolio	6.17%	2,634,776
SPhinX Managed Futures (Beach) Segregated Portfolio	6.77%	2,891,362
SPhinX Managed Futures (Campbell FMF Large) Segregated Portfolio	7.60%	3,247,970
SPhinX Managed Futures (Chesapeake Capital) Segregated Portfolio	7.14%	3,048,942
SPhinX Managed Futures (Drury Capital) Segregated Portfolio	7.41%	3,167,826
SPhinX Managed Futures (Dunn) Segregated Portfolio	6.45%	2,755,206
SPhinX Managed Futures (Eclipse) Segregated Portfolio	6.09%	2,603,695
SPhinX Managed Futures (Graham Global Investment) Segregated Portfolio	7.35%	3,141,712
SPhinX Managed Futures (Hyman Beck) Segregated Portfolio	6.42%	2,741,850
SPhinX Managed Futures (JWH) Segregated Portfolio	8.88%	3,795,017
SPhinX Managed Futures (Millburn) Segregated Portfolio	6.73%	2,876,523
SPhinX Managed Futures (Rotella) Segregated Portfolio	6.51%	2,783,102
SPhinX Managed Futures (Winton) Segregated Portfolio	8.24%	3,518,599

TOTAL	100.24%	$42,830,003

All investments in Index SPC have directional/tactical investment objective.  Redemptions from the Index SPC are permitted semi-monthly.

See notes to financial statements.

S&P MANAGED FUTURES INDEX FUND, LP

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

PERIOD MARCH 15, 2004 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 2004

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

The Fund is designed to seek investment returns that substantially track the Standard & Poor’s Managed Futures Index (the “Index”), before expenses of the Fund.  The General Partner will pursue the Fund’s investment objective by allocating substantially all of the Fund’s assets to SPhinX™ Managed Futures Fund SPC (the “Index SPC”), a Cayman Islands segregated portfolio company.  The Index SPC is designed to track the Index, and thus provide limited partners with exposure to a broad cross section of systematic managed futures strategies through a single investment.  The Index SPC allocates its assets to portfolio managers (the “Portfolio Managers”) that generally employ a broad range of systematic trading strategies in the futures markets.  Other markets, such as the interbank foreign exchange market, may be used as well.  Standard & Poor’s has granted a license to PlusFunds and RFH to utilize the Index in connection with the Index SPC and the Fund, respectively.

The Fund will be terminated and dissolved upon the first to occur of: (1) limited partners owning more than 50% of the outstanding Units voting to dissolve the Fund; (2) the General Partner ceasing to be General Partner and no new General Partner being appointed; or (3) the continued existence of the Fund becoming unlawful.

RK Consulting, LLC (“RK”) acts as the administrator, transfer agent and registrar of the Fund.  RK provides certain accounting and administrative services to the Fund.  Effective January 1, 2005, the operations of RK were acquired by BISYS - RK Alternative Investment Services, Inc.

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

Securities Valuation – The economic interest of investors in the Fund’s unit classes ultimately resides in the Index SPC as allocated to the Portfolio Managers of the Index.  This investment is valued on a monthly basis and represents the net asset value of the assets allocated to the Portfolio Managers.  Such net asset value is derived after valuing the assets allocated to the Portfolio Managers and deducting expenses at the Index SPC level, including management fees and incentive allocations to the Portfolio Managers.  The Fund is allocated realized and unrealized gains and net investment income from the Index SPC in proportion to its ownership in the Index SPC.  This is reflected in the statement of operations as “increase in equity in Index SPC”.

Management fees payable to the Portfolio Managers range from 1.50% to 2.50% per annum of the assets allocated to a Portfolio Manager.  Each Portfolio Manager receives a performance fee allocation of 20% to 25% of net trading gain.

Investment Transactions – The Fund records subscriptions and redemptions related to its investment in the Index SPC on the transaction date.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

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

Subscriptions for any Class may be made as of the first business day of each calendar month  at net asset value per unit. The net asset value per unit is determined by dividing a class’ net assets by the number of units of that class outstanding on the date the calculation is being performed.

The limited partnership units may generally be redeemed as of the last business day of any calendar month, subject to certain restrictions and qualifications, upon at least 10 business days’ prior written notice to the General Partner.  The General Partner may declare additional redemption dates upon notice to the limited partners and may, in unusual circumstances, permit some, or all, limited partners to redeem as of dates other than the end of the month.  The General Partner may not be able to make timely payments with respect to redemptions due to the Fund’s inability to liquidate its investment in the Index SPC on a timely basis.  Redemptions of interests in the Index SPC by the Fund as of any particular redemption date cannot exceed 20% of the Fund’s investment in the Index SPC as of that date unless the Index SPC has received at least 15 business days’ notice prior to a redemption date.

A redemption fee of 3% of net asset value per Class A Unit applies if a Class A Unit is redeemed within 12 months of its original purchase. The Class B Units are not subject to a redemption fee.

Partnership unit’s activity during the period March 15, 2004 (Commencement of Operations) to December 31, 2004 was as

follows:

	Class A	Class B

Issued and outstanding at March 15, 2004	—	—
Issuance of additional units during the period	39,297.366	10,026.488
Redemption of units during the period	(441.361)	(1,712.282)
Issued and outstanding at December 31, 2004	38,856.005	8,314.206

4.                      RELATED PARTY TRANSACTIONS

Refco Securities, LLC, the Selling Agent of the Fund, is an affiliate of RefcoFund Holdings, LLC, the General Partner.  Refco LLC, an affiliate of the General Partner and the Selling Agent, acts as futures commission merchant for the Index SPC, and in such capacity provides execution, clearing and margin services in connection with futures and commodities trading activities.  Refco Capital Markets, Ltd., also an affiliate of RFH, acts as the dealer for the underlying investments of the Index SPC for currency trading.

Pursuant to the provisions of the Fund’s Prospectus, the Fund’s selling agents receive from the General Partner an upfront selling commission equal to 3% of the purchase price per Class A Unit at the time that the Class A Unit is sold.  The General Partner will also pay with respect to the Class A Units, ongoing service fees beginning in the 13th month following the purchase of Class A Units equal to 0.167% of the Class A Units’ month-end net assets (a 2.00% annual rate).  For the period ended December 31, 2004, the Selling Agent received $1,020,061 in upfront commissions. The Class B Units are not subject to these commissions or ongoing servicing fees.  No selling commissions will be paid from the proceeds of subscriptions.

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

Effective July 1, 2004, the Fund implemented the following voluntary expense caps: the management fee payable to the General Partner and the operating expenses of the Fund are limited to an aggregate of 4.95% in respect of the Class A Units and 2.95% in respect of the Class B Units calculated on the net assets before the application of fees. To the extent that the monthly management fee payable to the General Partner and operating expenses of the Fund exceed the above mentioned limits, the General Partner will waive its management fee of 4.15% with respect to the Class A Units and 2.15% with respect to the Class B Units. If, after the deduction of the management fee, the expenses of the Fund remain above 4.95% for the Class A Units and 2.95% for the Class B Units, the General Partner reimburses the Fund for such expenses to bring them within the limits stated above. The reimbursement for the year ended December 31, 2004 is set forth on the Statement of Operations.

As of December 31, 2004, the General Partner has purchased 491.8988 Class B Units of the Fund totaling $455,000.

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

6.                      DERIVATIVE FINANCIAL INSTRUMENTS

The Fund, by investing in the Index SPC, will be subject to all of the risks associated with the Index SPC’s investments and trading.  The Index SPC may invest in derivative instruments, which include futures, forwards, swaps or options, or other financial instruments with similar characteristics.  All derivatives are reported at fair value and changes in value are reflected in the net asset value of the Index SPC.

Market Risk – Derivative instruments involve varying degrees of off-balance sheet market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments may result in changes in the Index SPC’s net unrealized profit (loss) on such derivative instruments.  The Index SPC’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Index SPC as well as the volatility and liquidity in the markets in which such derivative instruments are traded.

Credit Risk – The Index SPC has credit risk associated with counterparty non-performance.

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with the over-the-counter transactions (non-exchange traded), because exchanges typically (but not universally) provide clearing house arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of the respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, while counterparties may require margin in the over-the-counter markets.

7.                      FINANCIAL HIGHLIGHTS

The Fund has presented the following disclosures for investment companies required by the AICPA Audit and Accounting Guide, Audits of Investment Companies:

	March 15, 2004 (Commencement of Operations) to December 31, 2004
	Class A	Class B
Per Partnership Unit Data:
Net Asset Value, Beginning of Period	$1,000.00	$1,000.00
Net investment loss	(39.11)	(27.41)
Increase (Decrease) in equity in Index SPC	(57.27)	(56.98)
Net decrease resulting from operations	(96.38)	(84.39)
Distributions to partners	—	—
Net Asset Value, End of Period	$903.62	$915.61

Total return	(9.64)%	(8.44)%

Ratios to Average Net Assets (annualized):
Pre-reimbursement expenses	6.09%	4.29%
Reimbursement by General Partner	(0.67)%	(0.51)%
After-reimbursement expenses	5.42%	3.78%
Net investment loss	(5.42)%	(3.78)%

The per partnership unit amounts were computed using an average number of partnership units outstanding during the period.  Total returns are calculated for each class of partners taken as a whole, based on the change in fair value during the period of net assets of each class adjusted for subscriptions.  Individual partner’s return may vary from these returns based on the timing of capital transactions.  Net investment loss excludes decrease in equity in the Index SPC and is the partners’ share of expenses.  Expenses include the partners’ share of Fund management fees and other operating expenses.  The expense ratios exclude those expenses charged by the underlying investment vehicles that were recorded by the Index SPC.

8.                      SELECTED QUARTERLY DATA (UNAUDITED)

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	$	$	$	$
Class A
Total net assets	3,300,638	13,487,945	26,099,275	35,111,145
Net increase(decrease) in net assets resulting from operations	(65,467)	(1,332,997)	343,148	2,418,037
Net investment loss	(27,831)	(163,836)	(256,043)	(400,223)
Net income(loss) per unit	(19.46)	(131.58)	13.62	67.22

Class B
Total net assets	1,030,747	3,458,289	6,433,381	7,612,597
Net increase(decrease) in net assets resulting from operations	(29,713)	(401,798)	97,533	610,430
Net investment loss	(9,588)	(45,468)	(41,594)	(56,082)
Net income(loss) per unit	(28.33)	(130.82)	14.25	75.23

EXHIBIT INDEX

3.1	Certificate of Limited Partnership of Registrant*

3.2	Form of Amended and Restated Limited Partnership Agreement (included as Exhibit A to the Prospectus)

10.1	Form of Subscription Agreement

10.2	Form of Escrow Agreement*

10.3	Form of Memorandum of Agreement by and among Refco Group Ltd., LLC, Standard & Poor’s and PlusFunds Group, Inc.*

10.4	Sub-Investment Management Agreement between RefcoFund Holdings, LLC and PlusFunds Group Inc.*

10.5	Alternate Form of Subscription Agreement*

10.6	Notice of Subscription for Additional Units

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Previously filed as like-numbered exhibit to the initial filing or the first, second third or fourth pre-effective amendment of  Registration Statement No. 333-107357 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&P Managed Futures Index Fund, LP
LIMITED PARTNERSHIP

Date:	March 28, 2005	by:	RefcoFund Holdings, LLC
its general partner

			By:	/s/ Richard C. Butt
Richard C. Butt
President
(principal executive officer)

			By:	/s/ Philip Silverman
Philip Silverman
Secretary
(principal financial and accounting officer)