Form 10-Q
period 2005-03-31
S&P MANAGED FUTURES INDEX FUND LP
filed 2005-05-12
CIK 1255107

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER: 000-50565

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

       Registrant's telephone number, including area code: (212) 693-7000

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

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Assets and Liabilities as of March 31, 2005 (unaudited) and
                  December 31, 2004                                                                              1

                  Statements of Operations for the three months ended March 31, 2005, and for the
                  period March 15, 2004 (Commencement of Operations) to March 31, 2004 (unaudited)               2

                  Statements of Changes in Net Assets for the three months ended March 31, 2005, and for the period March 15, 2004 (Commencement of Operations) to March 31, 2004
                  (unaudited)                                                                                    3

                  Statements of Cash Flows for the three months ended March 31, 2005, and for the
                  period March 15, 2004 (Commencement of Operations) to March 31, 2004 (unaudited)               4

                  Schedule of Investments as of March 31, 2005 (unaudited)                                       5

                  Schedule of Investments as of December 31, 2004                                                6

                  Notes to Financial Statements (unaudited)                                                      7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     14

         Item 4.  Controls and Procedures                                                                        19

PART II - OTHER INFORMATION

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                    21

         Item 6.  Exhibits                                                                                       21

SIGNATURES                                                                                                       22

S&P MANAGED FUTURES INDEX FUND, LP
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF ASSETS AND LIABILITIES
MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

                                                                                              MARCH 31, 2005  DECEMBER 31, 2004
ASSETS:
Cash                                                                                         $      537,481             278,393
Investments in Index SPC, at fair value (cost $47,400,165 and $40,190,165, respectively)         47,292,560          42,830,003
Investment made in advance                                                                        1,500,000           2,350,000
Receivable from General Partner                                                                      10,425              83,812
                                                                                             --------------   -----------------
TOTAL ASSETS                                                                                     49,340,466          45,542,208
                                                                                             --------------   -----------------

LIABILITIES:
Subscriptions received in advance                                                                 2,060,415           2,382,786
Accrued expenses                                                                                    208,625             213,777
Management fees payable                                                                             147,799             135,838
Redemption payable                                                                                  299,360              76,093
Redemption fee payable                                                                                2,268               1,722
Due to investors                                                                                          -               8,250
                                                                                             --------------   -----------------
TOTAL LIABILITIES                                                                                 2,718,467           2,818,466
                                                                                             --------------   -----------------

NET ASSETS                                                                                   $   46,621,999   $      42,723,742
                                                                                             ==============   =================

CLASS A
Number of Partnership Units Outstanding                                                          45,009.335          38,856.005
Net Assets                                                                                   $   37,711,831   $      35,111,145
Net Asset Value per Partnership Unit                                                         $       837.87   $          903.62

CLASS B
Number of Partnership Units Outstanding                                                          10,442.568           8,314.206
Net Assets                                                                                   $    8,910,168   $       7,612,597
Net Asset Value per Partnership Unit                                                         $       853.25   $          915.61

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2005, AND FOR THE PERIOD MARCH 15, 2004 (COMMENCEMENT OF OPERATIONS) TO MARCH 31, 2004 (UNAUDITED)

                                                                                                                   MARCH 15, 2004
                                                                                                                  (COMMENCEMENT OF
                                                                                            THREE MONTHS ENDED      OPERATIONS) TO
                                                                                              MARCH 31, 2005        MARCH 31, 2004
OPERATING EXPENSES:
  Management fees
     Class A                                                                                $          376,845    $           5,753
     Class B                                                                                            43,994                1,594
  Administration fees
     Class A                                                                                            45,349               16,636
     Class B                                                                                            10,389                3,063
  Professional fees                                                                                     38,751               14,737
  Other expenses                                                                                         4,734                3,993
                                                                                            ------------------    -----------------
           Total expenses                                                                              520,062               45,776
                                                                                            ------------------    -----------------

  Less waiver of management fee by General Partner                                                     (10,208)              (8,357)
                                                                                            ------------------    -----------------

NET INVESTMENT LOSS                                                                                   (509,854)             (37,419)
                                                                                            ------------------    -----------------

DECREASE IN EQUITY IN INDEX SPC                                                                     (2,747,443)             (57,761)
                                                                                            ------------------    -----------------

NET DECREASE IN NET ASSETS RESULTING OPERATIONS                                             $       (3,257,297)   $         (95,180)
                                                                                            ==================    =================

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN NET ASSETS FOR THE THREE MONTHS
ENDED MARCH 31, 2005, AND FOR THE PERIOD MARCH 15, 2004 (COMMENCEMENT OF OPERATIONS) TO MARCH 31, 2004 (UNAUDITED)

                                                                                                MARCH 15, 2004
                                                                                               (COMMENCEMENT OF
                                                                         THREE MONTHS ENDED  OPERATIONS) TO MARCH
                                                                           MARCH 31, 2005          31, 2004
DECREASE IN NET ASSETS RESULTING FROM OPERATIONS:
  Net investment loss                                                    $         (509,854)   $          (37,419)
  Decrease in equity in Index SPC                                                (2,747,443)              (57,761)
                                                                         ------------------    ------------------
           Net decrease in net assets resulting from operations                  (3,257,297)              (95,180)
                                                                         ------------------    ------------------

INCREASE IN NET ASSETS FROM CAPITAL TRANSACTIONS:
  Proceeds from issuance of partnership units
     Class A                                                                      5,564,143             3,364,515
     Class B                                                                      2,099,189             1,799,000
  Redemption of partnership units
     Class A                                                                       (254,338)                    -
     Class B                                                                       (253,440)             (736,950)
                                                                         ------------------    ------------------
           Total increase in net assets from capital transactions                 7,155,554             4,426,565
                                                                         ------------------    ------------------

NET INCREASE IN NET ASSETS                                                        3,898,257             4,331,385

NET ASSETS AT BEGINNING OF PERIOD                                                42,723,742                     -
                                                                         ------------------    ------------------
NET ASSETS AT END OF PERIOD                                              $       46,621,999    $        4,331,385
                                                                         ==================    ==================

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2005, AND FOR THE PERIOD MARCH 15, 2004 (COMMENCEMENT OF OPERATIONS) TO MARCH 31, 2004 (UNAUDITED)

                                                                                                MARCH 15, 2004
                                                                                               (COMMENCEMENT OF
                                                                         THREE MONTHS ENDED  OPERATIONS) TO MARCH
                                                                           MARCH 31, 2005          31, 2004
CASH USED IN OPERATING ACTIVITES:
   Net decrease in net assets resulting from operations                  $       (3,257,297)   $          (95,180)
   Adjustments to reconcile net decrease in net assets from
       operations to net cash used in operating activities:
       Decrease in equity in Index SPC                                            2,747,443                57,761
       Changes in operating assets and liabilities:
          Cost of investments in Index SPC                                       (7,210,000)           (5,104,165)
          Investment made in advance                                                850,000            (1,097,000)
          Receivable from General Partner                                            73,387                (8,357)
          Accrued expenses                                                           (5,152)               45,776
          Management fees payable                                                    11,961                     -
          Redemption fee payable                                                        546                     -
          Due to investors                                                           (8,250)                    -
                                                                         ------------------    ------------------
            Net cash used in operating activities                                (6,797,362)           (6,201,165)
                                                                         ------------------    ------------------

CASH PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from issuance of partnership units                                    7,340,961             6,978,210
   Redemption of partnership units                                                 (284,511)                    -
                                                                         ------------------    ------------------
            Net cash provided by financing activities                              7,056,450             6,978,210
                                                                         ------------------    ------------------

Net increase in cash                                                                259,088               777,045

CASH, BEGINNING OF PERIOD                                                           278,393                     -
                                                                         ------------------    ------------------

CASH, END OF PERIOD                                                      $          537,481    $          777,045
                                                                         ==================    ==================

The accompanying notes are an integral part of these financial statements.

SCHEDULE OF INVESTMENTS
MARCH 31, 2005 (UNAUDITED)

                                                                                            % of
INVESTMENTS IN INDEX SPC                                                                 NET ASSETS               FAIR VALUE
-----------------------------------------------------------------------------------------------------------------------------------
INDEX CONSTITUENTS

SPhinx Managed Futures (Argo Willowbridge) Segregated Portfolio                                    7.33%     $           3,415,330
SPhinx Managed Futures (Aspect) Segregated Portfolio                                               7.51%                 3,500,041
SPhinx Managed Futures (Beach) Segregated Portfolio                                                7.14%                 3,329,391
SPhinx Managed Futures (Campbell FMF Large) Segregated Portfolio                                   7.52%                 3,503,999
SPhinx Managed Futures (Chesapeake Capital) Segregated Portfolio                                   7.33%                 3,416,691
SPhinx Managed Futures (Drury Capital) Segregated Portfolio                                        7.20%                 3,357,501
SPhinx Managed Futures (Dunn) Segregated Portfolio                                                 6.65%                 3,098,426
SPhinx Managed Futures (Eclipse) Segregated Portfolio                                              6.88%                 3,208,639
SPhinx Managed Futures (Graham Global Investment) Segregated Portfolio                             7.22%                 3,364,897
SPhinx Managed Futures (Hyman Beck) Segregated Portfolio                                           6.89%                 3,212,448
SPhinx Managed Futures (JWH) Segregated Portfolio                                                  6.87%                 3,204,969
SPhinx Managed Futures (Millburn) Segregated Portfolio                                             7.31%                 3,410,278
SPhinx Managed Futures (Rotella) Segregated Portfolio                                              7.53%                 3,509,258
SPhinx Managed Futures (Winton) Segregated Portfolio                                               8.07%                 3,760,692
                                                                                    -------------------      ---------------------

TOTAL                                                                                            101.45%     $          47,292,560
                                                                                    ===================      =====================

All investments in Index SPC have directional/tactical investment objectives. Redemptions from the Index SPC are permitted semi-monthly.

The accompanying notes are an integral part of these financial statements.

SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004

                                                                                        % of
INVESTMENTS IN INDEX SPC                                                             NET ASSETS             FAIR VALUE
-----------------------------------------------------------------------------------------------------------------------------
INDEX CONSTITUENTS

SPhinX Managed Futures (Argo Willowbridge) Segregated Portfolio                             8.48%     $            3,623,423
SPhinX Managed Futures (Aspect) Segregated Portfolio                                        6.17%                  2,634,776
SPhinX Managed Futures (Beach) Segregated Portfolio                                         6.77%                  2,891,362
SPhinX Managed Futures (Campbell FMF Large) Segregated Portfolio                            7.60%                  3,247,970
SPhinX Managed Futures (Chesapeake Capital) Segregated Portfolio                            7.14%                  3,048,942
SPhinX Managed Futures (Drury Capital) Segregated Portfolio                                 7.41%                  3,167,826
SPhinX Managed Futures (Dunn) Segregated Portfolio                                          6.45%                  2,755,206
SPhinX Managed Futures (Eclipse) Segregated Portfolio                                       6.09%                  2,603,695
SPhinX Managed Futures (Graham Global Investment) Segregated Portfolio                      7.35%                  3,141,712
SPhinX Managed Futures (Hyman Beck) Segregated Portfolio                                    6.42%                  2,741,850
SPhinX Managed Futures (JWH) Segregated Portfolio                                           8.88%                  3,795,017
SPhinX Managed Futures (Millburn) Segregated Portfolio                                      6.73%                  2,876,523
SPhinX Managed Futures (Rotella) Segregated Portfolio                                       6.51%                  2,783,102
SPhinX Managed Futures (Winton) Segregated Portfolio                                        8.24%                  3,518,599
                                                                                    ------------      ----------------------

TOTAL                                                                                     100.24%     $           42,830,003
                                                                                    ============      ======================

All investments in Index SPC have directional/tactical investment objectives. Redemptions from the Index SPC are permitted semi-monthly.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    NATURE OF BUSINESS AND ORGANIZATION

      ORGANIZATION - S&P Managed Futures Index Fund, LP (the "Fund") was organized as a limited partnership on May 13, 2003, under the Delaware Revised Uniform Limited Partnership Act, as amended, and started operations on March 15, 2004. In accordance with the Limited Partnership Agreement, the Fund is organized as a single series of limited partnership units (the "Units") which are offered in two classes - Class A and Class B (each, a "Class").

      RefcoFund Holdings, LLC is the general partner of the Fund ("RFH" or the "General Partner"). The General Partner has the sole authority and responsibility for managing the operations of the Fund and directing the investment of the Fund's assets. RFH has retained the services of PlusFunds Group, Inc. ("PlusFunds") as Sub-Investment Manager to oversee the day-to-day investment management functions for the Fund.

      The Fund is designed to seek investment returns that substantially track the Standard & Poor's Managed Futures Index (the "Index"), before expenses of the Fund. The General Partner will pursue the Fund's investment objective by allocating substantially all of the Fund's assets to SPhinX(TM) Managed Futures Fund SPC (the "Index SPC") which is a Cayman Islands segregated portfolio company. The Index SPC is designed to track the Index, and thus provide the Fund's limited partners with exposure to a broad cross section of systematic managed futures strategies through a single investment. The Index SPC allocates its assets to portfolio managers (the "Portfolio Managers") that generally employ a broad range of systematic trading strategies in the futures markets. Other markets, such as the interbank foreign exchange market, may be used as well. Standard & Poor's has granted a license to PlusFunds and RFH to utilize the Index in connection with the Index SPC and the Fund, respectively.

      The Fund will be terminated and dissolved upon the occurrence of any of the following events: (1) the limited partners owning more than 50% of the outstanding Units voting to dissolve the Fund; (2) the General Partner ceasing to be general partner and no new general partner being appointed; or (3) the continued existence of the Fund becoming unlawful.

      BISYS-RK Alternative Investment Services, Inc. ("BISYS-RK") acts as the administrator, transfer agent and registrar of the Fund. BISYS-RK also provides certain accounting and administrative services to the Fund.

      The Units are offered by Refco Securities, LLC (the "Selling Agent"), a broker-dealer registered with the U.S. Securities and Exchange Commission, and by any additional selling agents who may be engaged from time to time on behalf of the Fund.

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

      SECURITIES VALUATION - The economic interest of investors in the Units ultimately resides in the Index SPC as allocated to the Portfolio Managers of the Index. This investment is valued on a monthly basis and represents the net asset value of the assets allocated to the Portfolio Managers. Such net asset value is derived after valuing the assets allocated to the Portfolio Managers and deducting expenses at the Index SPC level, including management fees and incentive allocations to the Portfolio Managers. The Fund is allocated realized and unrealized gains and net investment income from the Index SPC in proportion to its ownership in the Index SPC. This is reflected in the statement of operations as "decrease in equity in Index SPC."

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

      EXPENSES - In accordance with the Limited Partnership Agreement, the Fund will be charged for certain expenses and such expenses will be allocated proportionately among the partners. The Fund is responsible for administrative, ongoing offering expenses and operating expenses, including but not limited to legal and accounting fees, and any taxes or extraordinary expenses payable.

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

      Subscriptions for either Class must be made as of the first business day of each calendar month (the "Offering Date") at net asset value per unit. The net asset value per unit is determined by dividing the net assets owned by the Class by the number of Units of that Class outstanding on the date the calculation is being performed.

      The Units may generally be redeemed as of the last business day of any calendar month, subject to certain restrictions and qualifications, upon at least 10 business days' prior written notice to the General Partner. The General Partner may declare additional redemption dates upon notice to the limited partners and may, in unusual circumstances, permit some, or all, limited partners to redeem as of dates other than the end of the month. The General Partner may not be able to make timely payments with respect to redemptions due to the Fund's inability to liquidate its investment in the Index SPC on a timely basis. Redemptions of interests in the Index SPC by the Fund as of any particular redemption date cannot exceed 20% of the Fund's investment in the Index SPC as of that date unless the Index SPC has received at least 15 business days' notice prior to a redemption date.

      A redemption fee of 3% of net asset value per Class A Unit applies if a Class A Unit is redeemed within 12 months of its original purchase. The Class B Units are not subject to a redemption fee.

      The activity of the Units during the period January 1, 2005 to March 31, 2005 was as follows:

                                                                        CLASS A             CLASS B
      -------------------------------------------------------------------------------------------------
      Issued and outstanding at January 1, 2005                          38,856.005           8,314.206
      Issuance of additional units during the period                      6,456.563           2,425.201
      Redemption of units during the period                                (303.233)           (296.839)
                                                                      -------------     ---------------
      Issued and outstanding at March 31, 2005                           45,009.335          10,442.568
                                                                      -------------     ---------------

      Partnership units' activity during the period March 15, 2004 (Commencement of Operations) to March 31, 2004 was as follows:

                                                                        CLASS A             CLASS B
      -------------------------------------------------------------------------------------------------
      Issued and outstanding at March 15, 2004                                    -                   -
      Issuance of additional units during the period                      3,364.515           1,799.000
      Redemption of units during the period                                       -            (750.000)
                                                                      -------------     ---------------
      Issued and outstanding at March 31, 2004                            3,364.515           1,049.000
                                                                      -------------     ---------------

4.    RELATED PARTY TRANSACTIONS

      Refco Securities, LLC, the Selling Agent of the Fund, is an affiliate of the General Partner. Refco LLC, an affiliate of the General Partner and the Selling Agent, acts as futures commission merchant for the Index SPC, and in such capacity, provides execution, clearing and margin services in connection with futures and commodities trading activities. Refco Capital Markets, Ltd., also an affiliate of RFH, acts as the dealer for the underlying investments of the Index SPC for currency trading.

      Pursuant to the provisions of the Fund's Prospectus, the Fund's selling agents receive from the General Partner an upfront selling commission equal to 3% of the purchase price per Class A Unit at the time that the Class A Unit is sold. The General Partner will also pay with respect to the Class A Units, ongoing service fees beginning in the 13th month following the purchase of Class A Units equal to 0.167% of the Class A Units' month-end net assets (a 2.00% annual rate). For the three months ended March 31, 2005, the Selling Agent received $172,916 in upfront commissions. The Class B Units are not subject to these commissions or ongoing servicing fees. No selling commissions will be paid from the proceeds of subscriptions.

      Refco Group Ltd., LLC, the parent of the General Partner, paid the organizational and initial offering expenses.

      RFH, as the General Partner, receives a management fee of 4.15% annually of the Class A net asset value of the Fund and 2.15% annually of the Class B net asset value of the Fund, calculated daily and paid monthly in arrears, in exchange for providing ongoing advisory and general management services. All fees paid to PlusFunds for sub-investment management services are paid by RFH. RFH may voluntarily waive a portion of its management fee in its sole discretion.

      The Limited Partnership Agreement and/or guidelines of state securities regulators limit the fees that are paid by the Fund (the "Expense Cap"). From commencement of operations through June 30, 2004, aggregate annual fees and expenses based on the Fund's net assets could not exceed 6% of net assets per year (1/2 of 1% per month). This Expense Cap included management fees and customary and routine administrative expenses of the Fund but did not include legal and accounting expenses or extraordinary expenses.

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

      The reimbursements for the periods ended March 31, 2005, and 2004, are as set forth on the Statements of Operations.

      As of March 31, 2005 and December 31, 2004, the General Partner held
      589.0681 Class B Units of the Fund totaling $502,622.34 and 491.8988 Class B Units of the Fund totaling $450,387.

5.    COMMITMENTS AND CONTINGENCIES

      In the normal course of business, the Fund enters into contracts that contain a variety of representations and warranties and which contain general indemnification provisions. The Fund's maximum exposure under these arrangements is unknown as the potential exposure involves future claims that may be made against the Fund. Based upon the prior experience of the General Partner, the General Partner expects the risk of loss to be remote.

6.    DERIVATIVE FINANCIAL INSTRUMENTS

      By investing in the Index SPC, the Fund will be subject to all of the risks associated with the Index SPC's investments and trading. The Index SPC may invest in derivative instruments, which include futures, forwards, swaps or options, or other financial instruments with similar characteristics. All derivatives are reported at fair value and changes in value are reflected in the net asset value of the Index SPC.

      Market Risk - Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments may result in changes in the Index SPC's net unrealized profit
      (loss) on such derivative instruments. The Index SPC's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Index SPC as well as the volatility and liquidity in the markets in which such derivative instruments are traded.

      Credit Risk - The Index SPC has credit risk associated with counterparty non-performance.

      The risks associated with exchange-traded contracts are typically perceived to be less than those associated with the over-the-counter transaction (non-exchange traded), because exchanges typically (but not universally) provide clearing house arrangements in which the collective credit (which, in some cases is limited in amount) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of the respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, while counterparties may require margin in the over-the-counter markets.

7.    FINANCIAL HIGHLIGHTS

                                                              CLASS A                                   CLASS B
                                          ------------------------------------------------------------------------------------------
                                                                  MARCH 15, 2004                                 MARCH 15, 2004
                                                                 (COMMENCEMENT OF        THREE MONTHS           (COMMENCEMENT OF
                                          THREE MONTHS ENDED  OPERATIONS) TO MARCH 31,  ENDED MARCH 31,     OPERATIONS) TO MARCH 31,
                                            MARCH 31, 2005             2004                  2005                     2004
------------------------------------------------------------------------------------------------------------------------------------
PER PARTNERSHIP UNIT DATA:
NET ASSET VALUE, BEGINNING OF PERIOD       $         903.62   $             1,000.00    $         915.61          $       1,000.00
Net investment loss                                  (10.43)                   (7.80)              (6.31)                    (6.22)
Decrease in equity in Index SPC                      (55.32)                  (11.18)             (56.05)                   (11.18)
                                           ----------------   ----------------------    ----------------          ----------------
Net decrease resulting from operations               (65.75)                  (18.98)             (62.36)                   (17.40)

Distributions to partners                                 -                                            -
                                           ----------------   ----------------------    ----------------          ----------------
NET ASSET VALUE, END OF PERIOD             $         837.87   $               981.02    $         853.25          $         982.60
                                           ================   ======================    ================          ================

TOTAL RETURN                                          (7.28)%                  (1.90)%             (6.81)%                   (1.74)%

RATIOS TO AVERAGE NET ASSETS
(ANNUALIZED):
Pre-waiver expenses                                    5.06%                   13.62%               3.06%                     8.63%
Waiver by General Partner                             (0.09)%                  (4.14)%             (0.10)%                       -
After-waiver expenses                                  4.97%                    9.48%               2.96%                     8.63%
Net investment loss                                    4.97%                    9.48%               2.96%                     8.63%

The per partnership unit amounts were computed using an average number of partnership units outstanding during the periods. Total returns are calculated for each class of partners taken as a whole, based on the change in fair value during the periods of net assets of each class adjusted for subscriptions. Individual partner's return may vary from these returns based on the timing of capital transactions. Net investment loss excludes decrease in equity in the Index SPC and is the partners' share of expenses. Expenses include the partners' share of Fund management fees and other operating expenses. The expense ratios exclude those expenses charged by the underlying investment vehicles that were recorded by the Index SPC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      S&P Managed Futures Index Fund, LP (the "Fund"), is a managed futures investment fund designed to seek returns that substantially track the Standard & Poor's Managed Futures Index (the "Index") before expenses of the Fund. The General Partner of the Fund is Refco Holdings, LLC ("RFH" or the "General Partner").

      The Fund pursues its investment objective by investing in the Index SPC, which currently allocates investments to 14 commodity trading advisors ("CTAs" or "Portfolio Managers"). All of the Index SPC's CTAs employ systematic trading approaches that are mostly technical trend-following in nature and are designed to collectively deliver returns broadly representative of systematic managed futures programs, and therefore do not have specific return or volatility targets. CTAs employing technical trend-following approaches generally take positions based on computer-generated models to identify trades, determine the size of positions, and to control ongoing portfolio exposure to specific markets.

      The Standard & Poor's Managed Futures Index Committee (the "Index Committee"), is responsible for overseeing the methodology, constituent selection and operations related to the Index. Index constituents are selected based on multiple factors including representativeness of managed futures in general, the quality of the manager's trading program, the program's risk/return profile, performance during selected time frames and market conditions, and the type of market instruments held. Other, less technical factors are included in the selection process such as trading manager reputation, experience, training, stability and quality of organization, as well as a minimum track record length (generally 3 years) and quantity of assets under management. PlusFunds Group, Inc. ("PlusFunds"), acts as investment manager of the Index SPC and has overall responsibility for managing the Portfolio Funds. The Portfolio Managers in the Index SPC receive allocations that generally track the Index and are initially weighted equally on a dollar basis, and rebalanced annually in January.

CAPITAL RESOURCES

      The Fund is designed to raise additional capital only through the sale of limited partnership units of the Fund (the "Units"), pursuant to the continuous offering of the Units pursuant to a registration statement filed on Form S-1 with the Securities and Exchange Commission (the "SEC"), and does not intend to raise any capital through borrowing. The General Partner does not plan to invest the Fund's assets directly other than in the stated investment objective, but the General Partner may invest funds temporarily in U.S. government obligations, money market accounts, or other short-term interest-bearing accounts. Additionally, the General Partner may borrow money on an unsecured or secured basis for cash management purposes, and will pay interest on such activities.

LIQUIDITY

      An investment in the Fund is not liquid as there is no secondary market for the Units. The Units may be redeemed only on the last business day of the calendar month by providing at least ten business days' prior notice. In addition, there are also substantial restrictions on the ability of the Fund to make withdrawals from the Index SPC that further reduces the liquidity of the Fund's assets.

      While the Fund does not invest directly in futures contracts, it possesses indirect liquidity risk through its investment in the Index SPC as described below. Most U.S. futures exchanges limit fluctuations in some futures and options contract prices during a single day by regulations referred to as daily price fluctuation limits or daily limits. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the investment manager of the Index SPC from promptly liquidating unfavorable positions and subject the Index SPC to substantial losses that could exceed the margin initially committed to those trades. In addition, even if futures or options prices do not move to the daily limit, the Index SPC may not be able to execute trades at favorable prices, if little trading in the contracts is taking place. Other than these limitations described above, the Index SPC's assets are expected to be highly liquid.

OFF-BALANCE SHEET ARRANGEMENTS

      The Fund does not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS

      The S&P Managed Futures Index Fund, LP - Class A returned -7.28% year-to-date, net of fees and expenses.

      The S&P Managed Futures Index Fund, LP - Class B returned -6.81% year-to-date, net of fees and expenses.

      The Fund's results of operations, excluding Fund level expenses, are directly correlated to the performance of the Index SPC.

      THREE MONTHS ENDED MARCH 31, 2005

      Of the 14 managers in the Index, 1 manager had positive returns, with underlying managers' returns ranging from a negative 13.93% to a positive 4.71%. Based on the individual retuns of the 14 managers, the average return of the Index was a negative 6.10%. After posting its seventh consecutive year of positive returns, the Index began the 1st quarter of 2005 with a loss of 6.30% in January as market participants reversed their views on the viability of the United States economy and aggressively bid up the value of the United States dollar versus other currencies. As background to the reversal, the United States dollar collapsed after the presidential elections in November 2004, with the consensus view holding that budget deficits, trade deficits, and trade flows would remain in poor condition for the foreseeable future, thus making the United States economy and its currency appear less inviting as an investment. The value of United States bonds declined slightly for the period ending March 31, 2005, as the long end of global yield curves steepened in February at least partially on account of testimony before Congress of Alan Greenspan, Chairman of the Federal Reserve Board, regarding business activity levels. However, going into the end of the 1st quarter of 2005, the increase in the United States deficit, which was the second largest in history, helped push bonds even lower to a price level of 10930. Although volatile, metals rallied through the end of the quarter, helped by a recovery in copper and silver, which are approaching recent highs based on a tighter industry supply outlook and a weakening United States dollar. Additionally, energy prices continued to move higher throughout the 1st quarter of 2005 as temperatures in the Northeastern region of the United States remained low in January and February and the prospect that the Organization of the Petroleum Exporting Countries would endorse production cuts appeared more likely. As a result, crude oil moved from intra-month lows near $42 at the beginning of January to end March slightly over the $56 level. Mid way through January, United States equity markets led global equity indices higher on increased news of profitability, increased manufacturing orders, and upwardly revised gross domestic product numbers for the fourth quarter of 2004 in the United States. However, throughout February and March, unrelenting energy prices and lower than expected earning reports put downside pressure on the equity markets.

      Based on the above markets activity, the Index took losses in equities, primarily the S&P 500 and the NASDAQ 100 futures contracts and nearly broke even in metals (gold and silver). Profits were the result of short positions in global bonds and interest rate markets. Additionally, the Index profited in a variety of commodity markets such as the grains (soybeans, wheat, corn) and the softs (coffee, cocoa, sugar) and also to a lesser extent from long positions in the energy sector, including unleaded gasoline, heating oil and crude oil.

CRITICAL ACCOUNTING POLICIES - VALUATION OF THE INDEX SPC'S POSITIONS

      The General Partner believes that the accounting policies that will be most critical to the Fund's financial condition and results of operations relate to the valuation of the Index SPC's investment positions. The majority of the Index SPC's investment positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. The Index SPC's spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers' quotes. Swap contracts generally will be valued by reference to published settlement prices or dealers' quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner does not believe that the Index SPC will trade swaps to a significant degree. Thus, the General Partner expects that under normal circumstances substantially all of the Index SPC's assets, and as a result the Fund's assets, will be valued by objective measures and on a timely basis.

THE FUND

      The Fund commenced trading on March 15, 2004, and has a limited performance history. "Standard & Poor's(R)" and "S&P Managed Futures Index" are trademarks of The McGraw-Hill Companies, Inc. and have been licensed for use by RFH and PlusFunds. The Fund is not sponsored, endorsed, sold or promoted by Standard & Poor's and Standard & Poor's makes no recommendation concerning the advisability of investing in the Fund.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTRODUCTION

      The Fund does not control the Index SPC, PlusFunds or any Portfolio Manager, and has no role in the choice of Portfolio Managers, any Portfolio Manager's choice of investments or any other investment decisions of the Index SPC. The Fund is dependent upon the expertise and abilities of PlusFunds in implementing the Index strategy as well as the Portfolio Managers who have investment discretion over the assets allocated to them. There can be no assurance that the services of PlusFunds or of a Portfolio Manager will be available for any length of time, or that the Index SPC will remain available for investment by the Fund.

      The Fund is dependent on PlusFunds and the Index SPC's independent administrator to provide it with periodic reports and other information. The Fund may not be provided with detailed information regarding the precise investments made by a Portfolio Manager because some of this information may be considered proprietary and otherwise confidential. This lack of access to information may make it more difficult for the Fund to evaluate the Index SPC and the Portfolio Managers and to make a judgment regarding the fair value of the assets of the Fund.

      The Fund is designed to invest in the Index SPC, a speculative commodity pool. The market sensitive instruments indirectly held by it are acquired for speculative trading purposes, and all or a substantial amount of the Fund's assets are indirectly subject to the risk of trading loss.

      Market movements result in frequent changes in the fair market value of the Index SPC's open positions and, consequently, in its earnings and cash flow. The Index SPC's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, market prices for base and precious metals, energy complexes and other commodities, the diversification effects among the Index SPC's open positions and the liquidity of the markets in which it trades.

      Frequently, the Index SPC rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance. The Index SPC's current trading advisors all employ trend-following strategies that rely on sustained movements in price. Erratic, choppy, and sideways trading markets and sharp reversals in movements can materially and adversely affect the Index SPC's performance results. The Index SPC's past performance is not necessarily indicative of its future results.

QUANTITATIVE MARKET RISK

      The following quantitative disclosures regarding the Fund's exposure to market risk contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for in the Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for any statement of historical fact.

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

VALUE AT RISK BY MARKET SECTORS

      The following table indicates the value at risk associated with the Index SPC's open positions by market category as of March 31, 2005. As of March 31, 2005, the Fund's Net Assets were $46,621,999. The results below illustrate the estimated value at risk over a 10-business day period at a 99% level of confidence. "Value at Risk" is expressed in United States dollars and "VaR%" is expressed as a percentage of Fund Net Assets.

                              AS OF MARCH 31, 2005

MARKET SECTOR                               VALUE AT RISK                   VaR (%)
------------------------------------------------------------------------------------
Interest Rate                            $          1,286,422                   4.83%
Equity Index                                        1,033,399                   3.88%
Currency                                            1,052,043                   3.95%
Raw Commodity                                       1,598,040                   6.00%
                                         --------------------            -----------
TOTAL                                    $          4,969,904                  18.66%
                                         ====================            ===========

                             AS OF DECEMBER 31, 2004

MARKET SECTOR                             VALUE AT RISK                     VaR (%)
------------------------------------------------------------------------------------
Interest Rate                            $            986,441                   2.31%
Equity Index                                          877,821                   2.05%
Currency                                            1,181,512                   2.77%
Raw Commodity                                         423,394                   0.99%
                                         --------------------            -----------
TOTAL                                    $          3,469,168                   8.12%
                                         ====================            ===========

QUALITATIVE MARKET RISK

TRADING RISK

      The following qualitative disclosures regarding the Fund's exposure to market risk contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for in the Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). All qualitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for any statement of historical fact and the descriptions of how the Fund manages its primary market risk exposures.

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

      CURRENCIES

      Exchange rate risk is a significant market exposure of the Index SPC. The Index SPC's currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.

      ENERGY

      The Index SPC also has energy market exposure to gas and oil price movements, which often have short-term volatility swings resulting from political developments in the Middle East and, in the long-term, are subject to the forces of global supply and demand.

      STOCK INDICES

      The Index SPC's primary equity exposure is to equity price risk in the G-7 countries as well as other smaller jurisdictions. The Index SPC is primarily exposed to the risk of adverse price trends or static markets in the major indices of the United States, Europe and Japan.

      METALS

      The Index SPC's metals market exposure is to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc. Some metals, such as gold, are used as surrogate stores of value, in place of hard currency, and thus have an associated currency or interest rate risk associated with them relative to their price in a specific currency. Other metals, such as silver, platinum, copper, and steel, have substantial industrial applications, and may be subject to forces affecting industrial production and demand.

      AGRICULTURAL / SOFTS

      The Index SPC may also invest in raw commodities and will thus have exposure to agricultural price movements, which are often directly affected by severe or unexpected weather conditions or by political events in countries that comprise significant sources of commodity supply.

      OTHER TRADING RISKS

      As a result of leverage, small changes in the price of the Portfolio Managers' positions may result in substantial losses to the Fund. Commodity interest contracts are typically traded on margin. This means that a small amount of capital can be used to invest in contracts of much greater total value. The resulting leverage means that a relatively small change in the market price of a contract can produce a substantial loss. Like other leveraged investments, any purchase or sale of a contract may result in losses in excess of the amount invested in that contract. The Portfolio Managers may lose more than their initial margin deposits on a trade.

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

NON-TRADING RISK EXPOSURE

      The Fund must rely on the Index SPC when calculating its net asset value. The net asset values received by the Fund from the Index SPC may be subject to revision through monthly financial reports of the Index SPC. As a result, revisions to the Fund's gain and loss calculations may occur. Any revisions not deemed material in the sole discretion of the General Partner will not result in an adjustment to prior subscription or redemption prices for the Fund. Moreover, in some cases, the Fund will have little ability to assess the accuracy of the valuations of its investment in the Index SPC that are received from PlusFunds or from the Index SPC or its administrator. There are no market quotations available to use in valuing the Fund's investments in the Index SPC. As a result, these investments will be valued at their fair values as determined in accordance with procedures adopted in good faith by the General Partner. These valuations may not in all cases accurately reflect the values of the Fund's investments in the Index SPC. These inaccuracies may adversely affect the Fund or investors who purchase or redeem Units.

      The Fund's ability to track the Index is dependent upon PlusFunds' ability to make the requisite allocations to all of the Portfolio Managers that are included in the Index. To the extent that PlusFunds is not able to make an allocation to a Portfolio Manager, the performance of the Fund will not track the performance of the Index, before fees of the Fund.

      The Fund invests substantially all of its assets in the Index SPC and is subject to the risks of the Index SPC as follows:

      The Index SPC is subject to counterparty risks. If the Index SPC's clearing broker becomes bankrupt or insolvent, or otherwise defaults on its obligations to the Index SPC, the Index SPC may not receive all amounts owed to it in respect to its trading, despite the clearinghouse fully discharging all of its obligations. Furthermore, in the event of the bankruptcy of the clearing broker, the Index SPC could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker's combined customer accounts, even though property specifically traceable to the Index SPC (for example, United States Treasury bills deposited by the Index SPC with the clearing broker as margin) was held by the clearing broker. In addition, some of the instruments which the Index SPC may trade are traded in markets such as foreign exchanges or forward contract markets in which performance is the responsibility only of the individual counterparty with whom the trader has entered into a contract and not of an exchange or clearing corporation. The Index SPC will be subject to the risk of the inability or refusal to perform on the part of the counterparties with whom those types of contracts are traded. There are no limitations on the amount of allocated assets a Portfolio Manager can trade on foreign exchanges or in forward contracts.

      The Index SPC's positions are subject to speculative limits. The CFTC and domestic exchanges have established speculative position limits on the maximum futures position which any person, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures contracts traded on United States commodity exchange. Under current regulations, other accounts of the Portfolio Managers are combined with the positions held by the Index SPC for position limit purposes. This trading could preclude additional trading in these commodities by the Portfolio Managers for the account of the Index SPC.

      Systematic strategies do not consider fundamental types of data and do not have the benefit of discretionary decision making. Most of the Index SPC's assets will be allocated to Portfolio Managers that rely on technical, systematic strategies that do not take into account factors external to the market itself (although certain of these strategies may have minor discretionary elements incorporated into their systematic strategy). The widespread use of technical trading systems frequently results in numerous Portfolio Managers attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity. Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns. Systematic strategies are developed on the basis of a statistical analysis of market prices. Consequently, any factor external to the market itself that dominates prices that a discretionary decision maker may take into account may cause major losses for a systematic strategy. For example, a pending political or economic event may be very likely to cause a major price movement, but a systematic strategy may continue to maintain positions indicated by its trading method that might incur major losses if the event proved to be adverse.

MANAGING RISK EXPOSURE

      The Index Committee is charged with overseeing the methodology and operations of the Index and has primary responsibility for the Index's strategy classifications, composition and methodology. Implicit to the Index SPC's construction is consideration of the quality and effectiveness of risk awareness and volatility monitoring on the part of the commodity trading advisors selected for membership in the Index. In addition, numerical analysis of each Portfolio Manager's historical returns with respect to performance in aggregate as well as in discrete periods of various market cycles is made as part of the due diligence process for consideration of membership in the Index.

      PlusFunds, the investment manager of the Index SPC and the sub-investment manager of the Fund, is a Delaware corporation organized on March 25, 2002. It has been registered with the CFTC as a commodity pool operator since July 1, 2002, and as a commodity trading advisor since March 14, 2003, and is a member of the National Futures Association. PlusFunds monitors the day-to-day performance of the Index SPC's underlying CTAs on a T+1 basis using daily pricing information verified by independent sources. PlusFunds screens managers for potential anomalies, such as excessive leverage, abnormal changes in positions, transaction mis-pricing, fraudulent behavior as well as deviation from investment style. On a weekly basis, PlusFunds performs an analysis of portfolio exposure across securities, sectors, regions and asset allocation along with value at risk, and incremental risk analysis. PlusFunds selects the Portfolio Funds generally to track the Index, but there may be differences specifically if there is a change in Index composition.

ITEM 4.  CONTROLS AND PROCEDURES

      The General Partner of the Fund carried out an evaluation, under the supervision and with the participation of the General Partner's management, including its principal executive officer and principal financial officer, of the design and operation of the Fund's disclosure controls and procedures. Based on this evaluation, the General Partner's principal executive officer and principal financial officer concluded that, as of March 31, 2005, the Fund's disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Fund in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

      Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

                            PART II- OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                      UNITS
TITLE OF CLASS OF SECURITIES                          REGISTERED    EFFECTIVE DATE        FILE NUMBER
---------------------------------------------------   ----------    --------------------  -----------
Initial Registration on Form S-1 - Class A Units of    100,000      January 30, 2004      333-107357
  Limited Partnership Interest
Initial Registration on Form S-1 - Class B Units of    100,000      January 30, 2004      333-107357
  Limited Partnership Interest
Additional Registration on Form S-1 - Class A          500,000      November 1, 2004      333-118965
  Units of Limited Partnership Interest
         TOTAL CLASS A UNITS REGISTERED                600,000
         TOTAL CLASS B UNITS REGISTERED                100,000

Class A Units sold through 3/31/05: 45,753.929
Class A Units unsold through 3/31/05: 554,246.071
Aggregate price paid for Class A Units sold through 3/31/05: $39,704,703

Class B Units sold through 3/31/05: 12,451.689
Class B Units unsold through 3/31/05: 87,548.311
Aggregate price paid for Class B Units sold through 3/31/05: $11,016,149

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month. 100% of the proceeds of the offerings have been applied to the working capital of the Fund for use in accordance with the "Use of Proceeds" section of the relevant prospectus included as a part of the above referenced registration statements.

The managing underwriter for the Fund is Refco Securities, LLC.

ITEM 6. EXHIBITS.

     EXHIBITS

     3.1  CERTIFICATE OF LIMITED PARTNERSHIP OF THE REGISTRANT, FILED AS EXHIBIT
          3.1 TO THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-1 (FILE NO. 333-107357) AS FILED ON JULY 25, 2003 (FILE NO. 333-107357), AND
          INCORPORATED HEREIN BY REFERENCE.

     3.2 AMENDED AND RESTATED LIMITED PARTNERSHIP AGREEMENT, FILED AS EXHIBIT A TO THE REGISTRANT'S RULE 424(b) PROSPECTUS AS FILED ON FEBRUARY 6, 2004, AND INCORPORATED HEREIN BY REFERENCE.

     31.1 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934.

     31.2 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934.

     32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           S&P Managed Futures Index Fund, LP
                           LIMITED PARTNERSHIP


Date:  May 12, 2005        by: RefcoFund Holdings, LLC
                               its general partner

                               By:  /s/ Richard C. Butt
                                    -----------------------
                                    Richard C. Butt
                                    President
                                    (principal executive officer)

                               By:  /s/ Philip Silverman
                                    -----------------------------
                                    Philip Silverman
                                    Secretary
                                    (principal financial and accounting officer)