Form 10-Q
period 2005-06-30
S&P MANAGED FUTURES INDEX FUND LP
filed 2005-08-15
CIK 1255107

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2005

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

S&P MANAGED FUTURES INDEX FUND, LP

(A Delaware Limited Partnership)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Assets and Liabilities as of June 30, 2005 (unaudited) and December 31, 2004	1

	Statements of Operations for the three months ended June 30, 2005 and June 30, 2004, and for the six months ended June 30, 2005 and for the period from March 15, 2004 (Commencement of Operations) to June 30, 2004 (unaudited)	2

	Statements of Changes in Net Assets for the six months ended June 30, 2005, and for the period March 15, 2004 (Commencement of Operations) to June 30, 2004 (unaudited)	3

	Statements of Cash Flows for the six months ended June 30, 2005 and for the period March 15, 2004 (Commencement of Operations) to June 30, 2004 (unaudited)	4

	Schedule of Investments as of June 30, 2005 (unaudited)	5

	Schedule of Investments as of December 31, 2004	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 6.	Exhibits	24

SIGNATURES		25

S&P MANAGED FUTURES INDEX FUND, LP

(A Delaware Limited Partnership)

STATEMENTS OF ASSETS AND LIABILITIES

JUNE 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

	June 30, 2005	December 31, 2004
ASSETS:
Cash	$1,617,363	$278,393
Investments in Index SPC, at fair value (cost $50,900,165 and $40,190,165, respectively)	49,684,261	42,830,003
Investment made in advance	—	2,350,000
Receivable from General Partner	2,330	83,812
TOTAL ASSETS	51,303,954	45,542,208

LIABILITIES:
Subscriptions received in advance	1,514,677	2,382,786
Accrued expenses	312,827	213,777
Management fees payable	155,739	135,838
Redemption payable	1,241,010	76,093
Redemption fee payable	278	1,722
Due to investors	150,000	8,250
TOTAL LIABILITIES	3,374,531	2,818,466

NET ASSETS	$47,929,423	$42,723,742

CLASS A
Number of Partnership Units Outstanding	49,187.565	38,856.005
Net Assets	$39,709,374	$35,111,145
Net Asset Value per Partnership Unit	$807.31	$903.62

CLASS B
Number of Partnership Units Outstanding	9,948.427	8,314.206
Net Assets	$8,220,049	$7,612,597
Net Asset Value per Partnership Unit	$826.27	$915.61

The accompanying notes are an integral part of these financial statements.

S&P MANAGED FUTURES INDEX FUND, LP

(A Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004, AND FOR

THE SIX MONTHS ENDED JUNE 30, 2005 AND FOR THE PERIOD FROM MARCH 15, 2004

(COMMENCEMENT OF OPERATIONS) TO JUNE 30, 2004 (UNAUDITED)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	March 15, 2004 (Commencement of Operations) to June 30, 2004
OPERATING EXPENSES:
Management fees
Class A	$404,273	$90,289	$781,118	$96,042
Class B	47,641	14,283	91,635	15,877
Administration fees
Class A	54,710	67,732	100,059	84,368
Class B	12,178	20,969	22,567	24,032
Professional fees	38,751	44,211	77,502	58,948
Other expenses	4,734	12,196	9,468	16,189
Total expenses	562,287	249,680	1,082,349	295,456

Less waiver of management fees by General Partner	(14,715)	(40,376)	(24,923)	(48,733)

NET INVESTMENT LOSS	(547,572)	(209,304)	(1,057,426)	(246,723)

DECREASE IN EQUITY IN INDEX SPC	(1,108,299)	(1,525,491)	(3,855,742)	(1,583,252)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,655,871)	$(1,734,795)	$(4,913,168)	$(1,829,975)

The accompanying notes are an integral part of these financial statements.

S&P MANAGED FUTURES INDEX FUND, LP

(A Delaware Limited Partnership)

STATEMENTS OF CHANGES IN NET ASSETS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND FOR THE PERIOD FROM

MARCH 15, 2004 (COMMENCEMENT OF OPERATIONS) TO JUNE 30, 2004 (UNAUDITED)

	Six Months Ended June 30, 2005	March 15, 2004 (Commencement of Operations) to June 30, 2004

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS:
Net investment loss	$(1,057,426)	$(246,723)
Decrease in equity in Index SPC	(3,855,742)	(1,583,252)
Net decrease in net assets resulting from operations	(4,913,168)	(1,829,975)

INCREASE IN NET ASSETS FROM CAPITAL TRANSACTIONS:
Proceeds from issuance of partnership units
Class A	10,060,126	14,906,113
Class B	2,864,257	4,628,300
Redemption of partnership units
Class A	(1,378,368)	(21,254)
Class B	(1,427,166)	(736,950)
Total increase in net assets from capital transactions	10,118,849	18,776,209

NET INCREASE IN NET ASSETS	5,205,681	16,946,234

NET ASSETS AT BEGINNING OF PERIOD	42,723,742	—

NET ASSETS AT END OF PERIOD	$47,929,423	$16,946,234

The accompanying notes are an integral part of these financial statements.

S&P MANAGED FUTURES INDEX FUND, LP

(A Delaware Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND FOR THE PERIOD

FROM MARCH 15, 2004  (COMMENCEMENT OF OPERATIONS) TO

JUNE 30, 2004 (UNAUDITED)

	Six Months Ended June 30, 2005	March 15, 2004 (Commencement of Operations) to June 30, 2004

CASH USED IN OPERATING ACTIVITES:
Net decrease in net assets resulting from operations	$(4,913,168)	$(1,829,975)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Decrease in equity in Index SPC	3,855,742	1,583,252
Changes in operating assets and liabilities:
Cost of investments in Index SPC	(10,710,000)	(18,639,165)
Investment made in advance	2,350,000	(4,835,000)
Receivable from General Partner	81,482	(7,528)
Accrued expenses	99,050	114,645
Management fees payable	19,901	53,187
Redemption fee payable	(1,444)	—
Due to investors	141,750	—
Net cash used in operating activities	(9,076,687)	(23,560,584)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of partnership units	12,056,274	24,422,082
Redemption of partnership units	(1,640,617)	(745,704)
Net cash provided by financing activities	10,415,657	23,676,378

Net increase in cash	1,338,970	115,794

CASH, BEGINNING OF PERIOD	278,393	—

CASH, END OF PERIOD	$1,617,363	$115,794

The accompanying notes are an integral part of these financial statements.

S&P MANAGED FUTURES INDEX FUND, LP

(A Delaware Limited Partnership)

SCHEDULE OF INVESTMENTS

JUNE 30, 2005 (UNAUDITED)

	% of
Investments in Index SPC	Net Assets	Fair Value
Index Constituents

SPhinx Managed Futures (Argo Willowbridge) Segregated Portfolio	5.92%	$2,835,032
SPhinx Managed Futures (Aspect) Segregated Portfolio	8.30%	3,979,445
SPhinx Managed Futures (Beach) Segregated Portfolio	6.82%	3,270,805
SPhinx Managed Futures (Campbell FME Large) Segregated Portfolio	8.77%	4,202,196
SPhinx Managed Futures (Chesapeake Capital) Segregated Portfolio	7.52%	3,604,983
SPhinx Managed Futures (Drury Capital) Segregated Portfolio	6.71%	3,214,039
SPhinx Managed Futures (Dunn) Segregated Portfolio	7.81%	3,741,621
SPhinx Managed Futures (Eclipse) Segregated Portfolio	7.12%	3,412,707
SPhinx Managed Futures (Graham Global Investment) Segregated Portfolio	7.38%	3,535,698
SPhinx Managed Futures (Hyman Beck) Segregated Portfolio	6.92%	3,317,563
SPhinx Managed Futures (JWH) Segregated Portfolio	5.32%	2,551,293
SPhinx Managed Futures (Millburn) Segregated Portfolio	7.86%	3,767,160
SPhinx Managed Futures (Rotella) Segregated Portfolio	8.36%	4,005,423
SPhinx Managed Futures (Winton) Segregated Portfolio	8.86%	4,246,296

TOTAL	103.67%	$49,684,261

All investments in Index SPC have directional/tactical investment objective.  Redemptions from the Index SPC are permitted semi-monthly.

The accompanying notes are an integral part of these financial statements.

S&P MANAGED FUTURES INDEX FUND, LP

(A Delaware Limited Partnership)

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2004

	% of
Investments in Index SPC	Net Assets	Fair Value
Index Constituents

SPhinX Managed Futures (Argo Willowbridge) Segregated Portfolio	8.48%	$3,623,423
SPhinX Managed Futures (Aspect) Segregated Portfolio	6.17%	2,634,776
SPhinX Managed Futures (Beach) Segregated Portfolio	6.77%	2,891,362
SPhinX Managed Futures (Campbell FME Large) Segregated Portfolio	7.60%	3,247,970
SPhinX Managed Futures (Chesapeake Capital) Segregated Portfolio	7.14%	3,048,942
SPhinX Managed Futures (Drury Capital) Segregated Portfolio	7.41%	3,167,826
SPhinX Managed Futures (Dunn) Segregated Portfolio	6.45%	2,755,206
SPhinX Managed Futures (Eclipse) Segregated Portfolio	6.09%	2,603,695
SPhinX Managed Futures (Graham Global Investment) Segregated Portfolio	7.35%	3,141,712
SPhinX Managed Futures (Hyman Beck) Segregated Portfolio	6.42%	2,741,850
SPhinX Managed Futures (JWH) Segregated Portfolio	8.88%	3,795,017
SPhinX Managed Futures (Millburn) Segregated Portfolio	6.73%	2,876,523
SPhinX Managed Futures (Rotella) Segregated Portfolio	6.51%	2,783,102
SPhinX Managed Futures (Winton) Segregated Portfolio	8.24%	3,518,599

TOTAL	100.24%	$42,830,003

All investments in Index SPC have directional/tactical investment objective.  Redemptions from the Index SPC are permitted semi-monthly.

The accompanying notes are an integral part of these financial statements.

S&P MANAGED FUTURES INDEX FUND, LP

(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.                      NATURE OF BUSINESS AND ORGANIZATION

Organization – S&P Managed Futures Index Fund, LP (the “Fund”) was organized as a limited partnership on May 13, 2003 under the Delaware Revised Uniform Limited Partnership Act, as amended, and started operations on March 15, 2004.  In accordance with the Amended and Restated Limited Partnership Agreement, the Fund is organized as a single series of limited partnership units (the “Units”) which are offered in two classes – Class A and Class B (each, a “Class”).

RefcoFund Holdings, LLC is the General Partner of the Fund (“RFH” or the “General Partner”).  The General Partner has the sole authority and responsibility for managing the operations of the Fund and directing the investment of the Fund’s assets.  RFH has retained the services of PlusFunds Group, Inc. (“PlusFunds”) as Sub-Investment Manager to oversee the day-to-day investment management functions for the Fund.

The Fund is designed to seek investment returns that substantially track the Standard & Poor’s Managed Futures Index (the “Index”), before expenses of the Fund.  The General Partner will pursue the Fund’s investment objective by allocating substantially all of the Fund’s assets to SPhinX™ Managed Futures Fund SPC (the “Index SPC”), which is a Cayman Islands segregated portfolio company.  The Index SPC is designed to track the Index, and thus provide the Fund’s limited partners with exposure to a broad cross section of systematic managed futures strategies through a single investment.  The Index SPC allocates its assets to portfolio managers (the “Portfolio Managers”) that generally employ a broad range of systematic trading strategies in the futures markets.  Other markets, such as the interbank foreign exchange market, may be used as well.  Standard & Poor’s has granted a license to PlusFunds and RFH to utilize the Index in connection with the Index SPC and the Fund.

The Fund will be terminated and dissolved upon the occurrence of any one of the following events: (1) limited partners owning more than 50% of the outstanding Units voting to dissolve the Fund; (2) the General Partner ceasing to be general partner and no new general partner being appointed; or (3) the continued existence of the Fund becoming unlawful.

BISYS-RK Alternative Investment Services, Inc. (“BISYS-RK”) acts as the administrator, transfer agent and registrar of the Fund.  BISYS-RK also provides certain accounting and administrative services to the Fund.

The Units are offered by Refco Securities, LLC (the “Selling Agent”), a broker-dealer registered with the United States Securities and Exchange Commission, and by any additional selling agents who may be engaged from time to time on behalf of the Fund.

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

Securities Valuation – The economic interest of investors in the Units ultimately resides in the Index SPC as allocated to the Portfolio Managers of the Index.  This investment is valued on a monthly basis and represents the net asset value of the assets allocated to the Portfolio Managers.  Such net asset value is derived after valuing the assets allocated to the Portfolio Managers and deducting expenses at the Index SPC level, including management fees and incentive allocations to the Portfolio Managers.  The Fund is allocated realized and unrealized gains and net investment income from the Index SPC in proportion to its ownership in the Index SPC.  This is reflected in the statement of operations as “decrease in equity in Index SPC.”

Management fees payable to the Portfolio Managers range from 1.00% to 2.50% per annum of the assets allocated to a Portfolio Manager.  Each Portfolio Manager is eligible to receive performance based compensation of 15% to 25% of net trading gain.

Investment Transactions – The Fund records subscriptions and redemptions related to its investment in the Index SPC on the transaction date.

Cash and Cash Equivalents – The Fund considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

Expenses –   In accordance with the Amended and Restated Limited Partnership Agreement, the Fund will be charged for certain expenses and such expenses will be allocated proportionately among the partners.  The Fund is responsible for administrative, ongoing offering expenses and operating expenses, including but not limited to legal and accounting fees, and any taxes or extraordinary expenses payable.

All expenses are recorded on an accrual basis.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Income Taxes – Federal income taxes are not provided as each partner is individually liable for the taxes, if any, on its share of the Fund’s taxable income items including capital gains, interest, dividends, and deductions. In accordance with the Amended and Restated Limited Partnership Agreement, the limited partners may also be subject to various state and other taxes.

3.                      SUBSCRIPTIONS AND REDEMPTIONS

Units are issued upon subscription into and redeemed through redemption from the Fund.

Subscriptions for either Class must be made as of the first business day of each calendar month (the “Offering Date”) at net asset value per Unit. The net asset value per Unit of each Class is determined by dividing the net assets of each Class by the number of Units of that Class outstanding on the date the calculation is being performed.

The Units may generally be redeemed as of the last business day of each calendar month, subject to certain restrictions and qualifications, upon at least 10 business days’ prior written notice to the General Partner.  The General Partner may declare additional redemption dates upon notice to the limited partners and may, in unusual circumstances, permit some, or all, limited partners to redeem as of dates other than the end of the month.  The General Partner may not be able to make timely payments with respect to redemptions due to the Fund’s inability to liquidate its investment in the Index SPC on a timely basis.  Redemptions of interests in the Index SPC by the Fund as of any particular redemption date cannot exceed 20% of the Fund’s investment in the Index SPC as of that date unless the Index SPC has received at least 15 business days’ notice prior to a redemption date.

A redemption fee of 3% of net asset value per Class A Unit applies if a Class A Unit is redeemed within 12 months of its original purchase. The Class B Units are not subject to a redemption fee.

The activity of the Units during the period January 1, 2005 to June 30, 2005 was as follows:

	Class A	Class B

Issued and outstanding at January 1, 2005	38,856.005	8,314.206
Issuance of additional units during the period	12,041.736	3,360.871
Redemption of units during the period	(1,710.176)	(1,726.650)
Issued and outstanding at June 30, 2005	49,187.565	9,948.427

The activity of the Units during the period March 15, 2004 (Commencement of Operations) to June 30, 2004 was as follows:

	Class A	Class B

Issued and outstanding at March 15, 2004	—	—
Issuance of additional units during the period	16,291.889	4,907.667
Redemption of units during the period	(25.074)	(750.000)
Issued and outstanding at June 30, 2004	16,266.815	4,157.667

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

The Fund’s selling agents receive from the General Partner an upfront selling commission equal to 3% of the purchase price per Class A Unit at the time that the Class A Unit is sold.  The General Partner will also pay with respect to the Class A Units, ongoing service fees beginning in the 13th month following the purchase of Class A Units equal to 0.167% of the Class A Units’ month-end net assets (a 2% annual rate).  For the three months ended June 30, 2004 and 2005, the Selling Agent received $372,943 and $129,779, respectively, in upfront commissions.  For the period March 15, 2004 (Commencement of Operations) to June 30, 2004 and for the six months ended June 30, 2005, the Selling Agent received $447,183 and $244,020, respectively, in upfront commissions.  The Class

B Units are not subject to these commissions or ongoing servicing fees.  No selling commissions will be paid from the proceeds of subscriptions.

Refco Group Ltd., LLC, the parent of the General Partner, paid the organizational and initial offering expenses.

RFH receives a management fee of 4.15% annually of the Class A net asset value of the Fund and 2.15% annually of the Class B net asset value of the Fund, calculated daily and paid monthly in arrears, in exchange for providing ongoing advisory and general management services.  All fees paid to PlusFunds for sub-investment management services are paid by RFH.  RFH may voluntarily waive a portion of its management fee in its sole discretion.

The Amended and Restated Limited Partnership Agreement and/or guidelines of state securities regulators limit the fees that are paid by the Fund (the “Expense Cap”).  From commencement of operations through June 30, 2004 aggregate annual fees and expenses based on the Fund’s net assets could not exceed 6% of net assets per year (1/2 of 1% per month).  This Expense Cap included management fees and customary and routine administrative expenses of the Fund but did not include legal and accounting expenses or extraordinary expenses.

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

The reimbursements for the periods ended June 30, 2004 and 2005 are set forth on the Statement of Operations.

As of December 31, 2004 and June 30, 2005, the General Partner held 491.8988 Class B Units of the Fund totaling $450,387 and 649.7891 Class B Units of the Fund totaling $536,902, respectively.

5.                      COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Fund enters into contracts that contain a variety of representations and warranties and which contain general indemnification provisions.  The Fund’s maximum exposure under these arrangements is unknown as the potential exposure involves future claims that may be made against the Fund.  Based upon the prior experience of the General Partner, the General Partner expects the risk of loss to be remote.

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

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with the over-the-counter transaction (non-exchange traded), because exchanges typically provide clearing house arrangements in which the collective credit (which is, in some cases, limited in amount) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of the respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, while counterparties may require margin in the over-the-counter markets.

7.                      FINANCIAL HIGHLIGHTS

	Class A
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	March 15, 2004 (Commencement of Operations) to June 30, 2004
Per Partnership Unit Data:
Net Asset Value, Beginning of Period	$837.87	$981.02	$903.62	$1,000.00
Net investment loss	(9.87)	(16.45)	(20.27)	(24.25)
Decrease in equity in Index SPC	(20.69)	(135.40)	(76.04)	(146.58)
Net decrease resulting from operations	(30.56)	(151.85)	(96.31)	(170.83)

Distributions to partners	—	—	—	—
Net Asset Value, End of Period	$807.31	$829.17	$807.31	$829.17

Total return	(3.65)%	(15.48)%	(10.66)%	(17.08)%

Ratios to Average Net Assets (annualized):
Pre-waiver expenses	5.09%	9.27%	5.05%	9.71%
Waiver by General Partner	(0.13)%	(1.70)%	(0.11)%	(1.85)%
After-waiver expenses	4.96%	7.57%	4.94%	7.86%
Net investment loss	(4.96)%	(7.57)%	(4.94)%	(7.86)%

	Class B
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	March 15, 2004 (Commencement of Operations) to June 30, 2004
Per Partnership Unit Data:
Net Asset Value, Beginning of Period	$853.25	$982.60	$915.61	$1,000.00
Net investment loss	(6.00)	(13.91)	(12.29)	(20.13)
Decrease in equity in Index SPC	(20.98)	(136.90)	(77.05)	(148.08)
Net decrease resulting from operations	(26.98)	(150.81)	(89.34)	(168.21)

Distributions to partners	—	—	—	—
Net Asset Value, End of Period	$826.27	$831.79	$826.27	$831.79

Total return	(3.16)%	(15.35)%	(9.76)%	(16.82)%

Ratios to Average Net Assets (annualized):
Pre-waiver expenses	3.07%	7.43%	3.05%	7.86%
Waiver by General Partner	(0.11)%	(0.55)%	(0.11)%	(0.49)%
After-waiver expenses	2.96%	6.88%	2.94%	7.37%
Net investment loss	(2.96)%	(6.88)%	(2.94)%	(7.37)%

The per Unit amounts were computed using an average number of Units outstanding during the periods.  Total returns are calculated for each class of partners taken as a whole, based on the change in fair value during the periods of net assets of each class adjusted for subscriptions.  Individual partner’s return may vary from these returns based on the timing of capital transactions.  Net investment loss excludes decrease in equity in the Index SPC and is the partners’ share of expenses.  Expenses include the partners’ share of Fund management fees and other operating expenses.  The expense ratios exclude those expenses charged by the underlying investment vehicles that were recorded by the Index SPC.

8.                       SUBSEQUENT EVENTS

Effective July 1, 2005, the Fund will issue Class 1 and Class 2 Units replacing Class A and Class B Units, respectively.  Previously issued Class A and Class B Units will be renamed Class 1 and Class 2 Units, respectively.

Beginning July 1, 2005, the management fee paid by the Fund, which is calculated semi-monthly and paid monthly, will be equal to 0.104167% of the net assets of the Class 1 Units and Class 2 Units (1.25% per annum).

For investors purchasing shares on or after July 1, 2005, the General Partner will advance the first year’s servicing fee to the Selling Agents equal to 2% of the subscription amount of Class 1 Units sold.  The Fund will reimburse the General Partner the Initial Service Fee equal to 2% (0.167% monthly) over the following twelve-month period subject to the Class 1 unit-holder  remaining invested in the Fund.  Class 1 unit-holders will be required to pay a redemption fee equal to 2% of the redemption amount to the General Partner for redemptions made within the initial twelve months of ownership of such Class 1 Units.  The redemption amount is reduced by 1/24 of 2% on the 15th day and last day of each month during the first year of ownership.

After the expiration of twelve months following the sale of Class 1 Units, the Fund will pay the selling agents selling Class 1 Units an Ongoing Service Fee equal to 2% annually of the Net Asset Value of each Class 1 Unit sold by the selling agent.

As of July 1, 2005, subscriptions for either Class of Units may be made as of the 1st and 16th day of the month.  If either day is not a business day, then the subscription may be made of as of the next business day.

As of July 1, 2005, holders may redeem their Units as of the 15th day and the last day of the month.  If either day is not a business day, then the redemption date will be as of the immediately prior business day.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Fund is a managed futures investment fund designed to seek returns that substantially track the Index, before expenses of the Fund.

The Fund pursues its investment objective by investing in the Index SPC, which currently allocates investments to 14 commodity trading advisors (“Portfolio Managers”).  All of the Index SPC’s Portfolio Managers employ systematic trading approaches that are mostly technical trend-following in nature and are designed to collectively deliver returns broadly representative of systematic managed futures programs, and therefore do not have specific return or volatility targets.  Portfolio Managers employing technical trend-following approaches generally take positions based on computer-generated models to identify trades, determine the size of positions, and to control ongoing portfolio exposure to specific markets.

The Standard & Poor’s Managed Futures Index Committee (the “Index Committee”) is responsible for overseeing the methodology, constituent selection and operations related to the Index. Index constituents are selected based on multiple factors including representativeness of managed futures in general, the quality of the manager’s trading program, the program’s risk/return profile, performance during selected time frames and market conditions, and the type of market instruments held.  Other, less technical factors are included in the selection process such as trading manager reputation, experience, training, stability and quality of organization, as well as a minimum track record length (generally 3 years) and quantity of assets under management.  PlusFunds Group, Inc. (“PlusFunds”) acts as investment manager of the Index SPC. The Portfolio Managers in the Index SPC receive allocations that generally track the Index and are initially weighted equally on a dollar basis, and rebalanced annually in January, or as otherwise needed.

Capital Resources

The Fund is designed to raise additional capital only through the sale of limited partnership interests in the Fund (the “Units”) pursuant to the continuous offering of the Units pursuant to registration statements filed on Form S-1 with the Securities and Exchange Commission (the “SEC”) and does not intend to raise any capital through borrowing.  The General Partner does not plan to invest the Fund’s assets directly other than in the stated investment objective, but the General Partner may invest funds temporarily in U.S. government obligations, money market accounts, or other short-term interest-bearing accounts.  Additionally, the General Partner may borrow money on an unsecured or secured basis for cash management purposes, and will pay interest on such activities.

Liquidity

An investment in the Fund is not liquid as there is no secondary market for the Units.  The Units may be redeemed only as of the last business day of the calendar month by providing at least ten business days’ prior notice.  As of July 1, 2005, Units may also be redeemed as of the 15th day of the month.  If the 15th day is not a business day, than the redemption shall take place on the immediately following business day.  In addition, there are also substantial restrictions on the ability of the Fund to make withdrawals from the Index SPC that further reduces the liquidity of the Fund’s assets.

While the Fund does not invest directly in futures contracts, it possesses indirect liquidity risk through its investment in the Index SPC as described below. Most U.S. futures exchanges limit fluctuations in some futures and options contract prices during a single day by regulations referred to as daily price fluctuation limits or daily limits.  During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the investment manager of the Index SPC from promptly liquidating unfavorable positions and subject the Index SPC to substantial losses that could exceed the margin initially committed to those trades. In addition, even if futures or options prices do not move to the daily limit, the Index SPC may not be able to execute trades at favorable prices, if little trading in the contracts is taking place.  Other than the limitations described above, the Index SPC’s assets are expected to be highly liquid.

Off-Balance Sheet Arrangements

The Fund does not have any off-balance sheet arrangements.

Results of Operations

The Class A Units returned (10.66%) year-to-date and (3.65%) for the three-month period ended June 30, 2005, net of fees and expenses.  The Class A Units returned (17.08%) from March 15, 2004 (Commencement of Operations) to June 30, 2004, and (15.48%) for the three-month period ended June 30, 2004, net of fees and expenses.

The Class B Units returned (9.76%) year-to-date and (3.16%) for the three-month period ended June 30, 2005, net of fees and expenses.  The Class B Units returned (16.82%) from March 15, 2004 (Commencement of Operations) to June 30, 2004, and (15.35%) for the three-month period ended June 30, 2004, net of fees and expenses.

Quarter and six months ended June 30, 2005

During the quarter ended June 30, 2005, of the 14 managers in the Index, 6 managers had positive returns, with underlying managers’ returns ranging from a negative 25.82% to a positive 5.84%.  During the six months ended June 30, 2005, of the 14 managers in the Index, 6 managers had positive returns, with underlying managers’ returns ranging from a negative 34.05% to a positive 9.79%.

After posting its seventh consecutive year of positive returns, the Index began the 1st quarter of 2005 with a loss of 6.32% in January as market participants reversed their views on the viability of the U.S. economy and aggressively bid up the U.S. dollar versus other currencies. As background to the reversal, the U.S. dollar collapsed after the U.S. presidential election in November 2004, with the consensus view holding that budget deficits, trade deficits, and trade flows would remain in poor condition for the foreseeable future thus making the U.S. economy and its currency appear less inviting as investments.  Government bonds were down slightly for the period ending March 31, 2005 as the long end of global yield curves steepened in February at least partially on account of testimony before Congress of Alan Greenspan, Chairman of the Federal Reserve Board, regarding business activity level. However, going into the end of the 1st quarter the increase in the U.S. trade deficit, which was the second largest in history-helped push U.S. bond prices even lower to a level of 10930. Although volatile, metals rallied through the end of the quarter, helped by a recovery in copper and silver, which were approaching recent highs based on a tighter industry supply outlook and a weakening U.S. dollar. Additionally, energy prices continued to move higher throughout the 1st quarter of 2005 as Northeast U.S. temperatures remained cold in January and February and the prospect that Organization of the Petroleum Exporting Countries (“OPEC”) would endorse production cuts appeared more likely.   As a result, crude oil moved from intra-month lows near U.S. dollar $42 at the beginning of January to end March slightly over the U.S. dollar $56 level.  Mid-way through January, U.S. equity markets led global equity indices higher on increased news of profitability, increased manufacturing orders, and upwardly revised Gross Domestic Products numbers for the fourth quarter of 2004 in the U.S.  However, throughout February and March, unrelenting energy prices and lower than expected earning reports put downside pressure on the equity markets.

The second quarter of 2005 continued to be a difficult period of time for the Index.  Performance of the Index improved in May and June. This three-month period was defined by major reversals across most major sectors especially in the energies, the metals and the equity indices. This period of time was also marked by some market sectors finding direction in May with follow through in June, allowing for many trends to remain intact.  In April, the equity indices experienced a strong sell-off, prompted by weaker U.S. economic data and also concerns about the impact of higher energy prices paired up with poor consumer demand data. Additionally, the metals sector found support as evidence of a weakening U.S. economy emerged.  The energy markets, principally crude oil, put in new highs at the start of April and experienced a major downward correction as data showed a large increase in crude oil inventories.  May seemed to bring some stability to the performance of the Index as U.S. bond and short-term interest rate markets were supported by stable inflation data in the U.S. Equity indices found support on the stable inflation outlook in the U.S. and Europe amid lower energy prices.  The month of June brought some greater stability, as the markets in general seemed to enjoy favorable economic data, particularly from the U.S. resulting in many markets to continue to trend into the end of the month.  Equity markets remained well supported, helped by favorable global bond markets despite rising energy prices, coupled with the U.S. dollar strength, as the U.S. economy continued showing signs of non-inflationary growth.  Lastly, the global bond markets ended the month stronger despite the intra-month sell off caused by higher energy prices. The result of all this activity was positive performance for the Index of 1.86% in the month of June.

Based on the above market activity, the Index took losses in global bond and short-term interest rate sectors, with profits in the equity indices, foreign exchange and energy sectors.

Quarter and six months ended June 30, 2004

Of the 14 Portfolio Managers in the Index, only 3 were profitable in March. Most sectors traded had an extremely volatile month, with individual markets such as equities, energy, and currencies accelerating in one direction, then aggressively reversing course without warning. Of the 8 pure trend-followers, 6 had negative returns and amongst the pattern recognition managers, 5 of 6 had negative returns. Most of the losses in March were attributable to trading in 3 sectors. In currencies, the Index had losses in the Yen market as short positions that had been developed in a long-standing down trend in that currency were caught in a late month 7% rally, with the exchange rate moving from a price level of 112 Yen per U.S. dollar to close the month at 104 Yen per U.S. dollar. In stock indices, the Index had losses from a mid-month correction, where the S&P 500 Index, for example, moved from 1,157 to 1,091, losing approximately 6% in a 2-week time frame. Finally, the Index had losses in the energy sector, where the Index’s long positions in crude oil had a late month correction, falling almost 5% in the last 8 trading days of the month. Losses in these Sectors were partially offset by gains in other sectors, where the Index benefited from long positions in natural gas and agricultural markets, which both had run-ups approaching 7% during March.

All asset classes in the Fund were volatile during April 2004 as market participants reacted to improving economic news coming out of the United States. The Fund had mixed but overall negative results, with currency and financial components deteriorating as long standing trends it was profiting from reversed course on signs that the U.S. economy is improving.

Most of the losses came from the financial sector, specifically by losses in bonds, which were mainly driven by long positions in U.S. treasuries that were hit by a 6% reversal by traders dumping bonds in anticipation of higher interest rates. Long positions in short-term Euro-denominated interest rate instruments also helped depress the Fund’s returns. Federal Reserve Bank statements suggested the U.S. economy was gaining traction as jobs reports were starting to show more favorable numbers and pricing power was becoming more apparent. This in turn helped fuel concern over increasing inflation pressure and the likely response by the Federal Reserve Bank to increase interest rates, which made existing bond yields look less attractive than new bond instruments issued in a higher interest rate environment.

Losses were derived from currencies where the Fund was short the U.S. dollar against European, Canadian, and U.K. currencies. Most major foreign currencies fell by upwards of 5% versus the U.S. dollar on a month-to-date basis. The U.S. dollar gained against the Euro in particular after a closely followed German Consumer Investor Report showed that economic growth was only going to be 1.5% this year, which was perceived by traders as further opening the door to an interest rate cut by the European Central Bank. In addition, the interest rate increases by the Bank of England were perceived as having quelled inflation and signs show the U.K. economy may be cooling as well. Combining this news with bullish economic reports from the U.S. made the U.S. appear as a more favorable place to invest, and thus drove up the U.S. dollar against other currencies.

By examining macro-economic reports in May, it became apparent that market participants were reacting on almost a “day-to-day” basis, making tactical maneuvers in reaction to news reports regarding inflation, employment, and interest rate reports, as well as commodity price changes and geopolitical events. Continuing the theme of April, economic conditions were transitioning from the deflationary effect of a global recession to a re-inflation theme that resulted from unusually accommodative monetary and fiscal policy in the U.S., Europe, and Asia. Although market participants broadly agreed on the evidence of this secular trend, there was disagreement over the timing of its effects on individual asset classes.  Following April’s sharp drop in bonds in anticipation of increasing rates, economic reports in May were somewhat mixed, and market participants reacted by trading the “news of the day”, which resulted in bonds reversing course from a downward trajectory formed in May. Prices reversed, however, in mid-May on various newspoints including OPEC’s pledge to increase oil output to help restrain record-breaking oil prices which would have a deflationary effect on yields and traders rotated back into Bonds partially in response. With respect to currencies, the major trend coming out of April was the U.S. dollar’s turnaround as it gained strength from the prospect for higher interest rates that would make it more attractive and a medium of exchange to benefit from higher yielding investments in the U.S. The U.S. dollar continued to gain strength until the middle of May then fell as market participants rotated into gold as a flight-to-quality response that drove gold prices up 5% in the last 2 weeks of May from 377 to 396. Gold was driven up partially in response to news of the assassination of the President of the Iraqi Governing Council on May 17 and assorted terrorist attacks in Saudi Arabia, which raised more doubts on prospects for stability in that region and additionally by the sheer frustration of market participants to find a stable store of value during May. For the full month of May, U.S. Treasury Bonds were virtually unchanged; the U.S. dollar lost about 2% on average vs. developed currencies, crude oil rose about 7%, and gold rose about 3%. All of these markets traded in volatile ranges for the month.

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

Of the 14 managers in the Index, all had negative returns for the month of June, with long-term trend-followers as well as traders with short-term systems contributing equally to the negative results. Building on the story from May, most major markets traded experienced volatile sideways price activity, whereby markets displayed a general lack of directional activity on a full month basis but developed jagged patterns on a daily and weekly basis. Although it is rare for so many markets to fall into this pattern simultaneously, we should note the unusual circumstances market participants encountered as they digested the full range of questions relating to interest rate changes, geo-political events, economic growth, and inflation, to name only a few. Trend followers were again caught on the defensive because they had to balance the need to liquidate positions and shield themselves from temporary losses against the probability that a short term directional move in a given market will indeed turn into a profitable trend.

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

Critical Accounting Policies - Valuation of the Index SPC’s positions

The General Partner believes that the accounting policies that will be most critical to the Fund’s financial condition and results of operations relate to the valuation of the Index SPC’s investment positions. The majority of the Index SPC’s investment positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. The Index SPC’s spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers’ quotes. Swap contracts generally will be valued by reference to published settlement prices or dealers’ quotes in related markets or other measures of fair value deemed appropriate by the General Partner. The General Partner does not believe that the Index SPC will trade swaps to a significant degree. Thus, the General Partner expects that under normal circumstances substantially all of the Index SPC’s assets, and as a result the Fund’s assets, will be valued by objective measures and on a timely basis.

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

Quantitative Market Risk

The following quantitative disclosures regarding the Fund’s exposure to market risk contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for in the Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for any statement of historical fact.

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

Value at Risk By Market Sectors

The following table indicates the value at risk associated with the Index SPC’s open positions by market category as of June 30, 2005.  As of June 30, 2005, the Fund’s Net Assets were $47,929,930.  The results below illustrate the estimated value at risk over a 10-business day period at a 99% level of confidence.  Value at Risk is expressed in U.S. dollars and VaR% is expressed as a percentage of Fund Net Assets.

As of June 30, 2005

Market Sector	Value at Risk	VaR (%)

Interest Rate	$3,899,872	8.36%
Equity Index	55,331	0.12%
Currency	(226,341)	(0.49)%
Raw Commodity	178,062	0.38%
TOTAL	$3,906,924	8.37%

As of December 31, 2004

Market Sector	Value at Risk	VaR (%)

Interest Rate	$986,441	2.31%
Equity Index	877,821	2.05%
Currency	1,181,512	2.77%
Raw Commodity	423,394	0.99%
TOTAL	$3,469,168	8.12%

Qualitative Market Risk

Trading Risk

The following qualitative disclosures regarding the Fund’s exposure to market risk contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for in the Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended).  All qualitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for any statement of historical fact and the descriptions of how the Fund manages its primary market risk exposures.

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

Energy

The Index SPC also has energy market exposure to gas and oil price movements, which often have short-term volatility swings resulting from political developments in the Middle East and in the long-term are subject to the forces of global supply and demand.

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

Other Trading Risks

As a result of leverage, small changes in the price of the Portfolio Managers’ positions may result in substantial losses to the Fund.  Commodity interest contracts are typically traded on margin.  This means that a small amount of capital can be used to invest in contracts of much greater total value.  The resulting leverage means that a relatively small change in the market price of a contract can produce a substantial loss.  Like other leveraged investments, any purchase or sale of a contract may result in losses in excess of the amount invested in that contract.  The Portfolio Managers may lose more than their initial margin deposits on a trade.

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

PlusFunds, the investment manager of the Index SPC and the sub-investment manager of the Fund, is a Delaware corporation organized on March 25, 2002.  It has been registered with the CFTC as a commodity pool operator since July 1, 2002 and as a commodity trading advisor since March 14, 2003 and is a member of the National Futures Association.  PlusFunds monitors the day-to-day performance of the Index SPC’s underlying CTAs on a T+1 basis using daily pricing information verified by independent sources.  PlusFunds screens managers for potential anomalies, such as excessive leverage, abnormal changes in positions, transaction mis-pricing, fraudulent behavior as well as deviation from investment style.  On a weekly basis, PlusFunds performs an analysis of portfolio exposure across securities, sectors, regions and asset allocation along with value at risk, and incremental risk analysis.  PlusFunds selects the Portfolio Funds generally to track the Index, but there may be differences specifically if there is a change in Index composition.

Item 4.  Controls and Procedures

The General Partner of the Fund carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including its principal executive officer and principal financial officer, of the design and operation of the Fund’s disclosure controls and procedures.  Based on this evaluation, the General Partner’s principal executive officer and principal financial officer concluded that, as of June 30, 2005, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Fund in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II- OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Title of Class of Securities	Units Registered	Effective Date	File Number
Initial Registration on Form S-1 – Class A Units of Limited Partnership Interest	100,000	January 30, 2004	333-107357
Initial Registration on Form S-1 – Class B Units of Limited Partnership Interest	100,000	January 30, 2004	333-107357
Additional Registration on Form S-1 – Class A Units of Limited Partnership Interest	500,000	November 1, 2004	333-118965
Total Class A Units Registered	600,000
Total Class B Units Registered	100,000

Class A Units sold through 6/30/05:  51,339.102

Class A Units unsold through 6/30/05:  548,660.898

Aggregate price paid for Class A Units sold through 6/30/05: $44,200,686

Class B Units sold through 6/30/05: 13,387.358

Class B Units unsold through 6/30/05: 86,612.642

Aggregate price paid for Class B Units sold through 6/30/05: $11,781,217

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.  100% of the proceeds of the offerings have been applied to the working capital of the Fund for use in accordance with the “Use of Proceeds” section of the relevant prospectus included as a part of the above referenced registration statements.

As of July 1, 2005, Units will be sold as of the 1st and 16th day of each month.  If the day is not a business day, the Units will be offered on the next business day.

The managing underwriter for the Fund is Refco Securities, LLC.

Item 6.  Exhibits.

Exhibits

3.1

Certificate of Limited Partnership of the Registrant, filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-107357) as filed on July 25, 2003 (File No. 333-107357), and incorporated herein by reference.

3.2	Amended and Restated Limited Partnership Agreement, filed as Exhibit A to the Registrant’s Rule 424(b) Prospectus as filed on July 5, 2005, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

S&P Managed Futures Index Fund, LP
LIMITED PARTNERSHIP

Date: August 15, 2005	by:	RefcoFund Holdings, LLC
its general partner

		By:	/s/ Richard C. Butt
Richard C. Butt
President
(principal executive officer)

		By:	/s/ Philip Silverman
Philip Silverman
Secretary
(principal financial and accounting officer)