Form 10-Q
period 2005-09-30
S&P MANAGED FUTURES INDEX FUND LP
filed 2005-12-01
CIK 1255107

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2005

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

S&P MANAGED FUTURES INDEX FUND, LP
(A DELAWARE LIMITED PARTNERSHIP)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Statements of Assets and Liabilities as of September 30, 2005 (unaudited)                1
              and December 31, 2004

              Statements of Operations for the three months ended September
              30, 2005 and September 30, 2004, and for the nine months                                 2
              ended September 30, 2005 and for the period from March 15,
              2004 (Commencement of Operations) to September 30, 2004
              (unaudited)

              Statements of Changes in Net Assets for the nine months ended September 30, 2005,        3
              and for the period March 15, 2004 (Commencement of Operations) to
              September 30, 2004 (unaudited)

              Statements of Cash Flows for the nine months ended September
              30, 2005 and for the period March 15, 2004 (Commencement of                              4
              Operations) to September 30, 2004 (unaudited)

              Schedule of Investments as of September 30, 2005 (unaudited)                             5

              Schedule of Investments as of December 31, 2004                                          6

              Notes to Financial Statements (unaudited)                                                7

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    14

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               21

     Item 4.  Controls and Procedures                                                                  26

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                        27

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                              27

     Item 6.  Exhibits                                                                                 28

SIGNATURES                                                                                             29

S&P MANAGED FUTURES INDEX FUND, LP
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF ASSETS AND LIABILITIES
SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

                                                                                          SEPTEMBER 30, 2005   DECEMBER 31, 2004
ASSETS:
Cash                                                                                      $          826,299   $         278,393
Investments in Index SPC, at fair value (cost $52,175,165 and $40,190,165, respectively)          52,777,796          42,830,003
Investment made in advance                                                                                 -           2,350,000
Receivable from General Partner                                                                       17,096              83,812
                                                                                          ------------------   -----------------
TOTAL ASSETS                                                                                      53,621,191          45,542,208
                                                                                          ------------------   -----------------
LIABILITIES:
Subscriptions received in advance                                                                    521,864           2,382,786
Accrued expenses                                                                                     341,354             213,777
Management fees payable                                                                              140,881             135,838
Redemption payable                                                                                   448,253              76,093
Redemption fee payable                                                                                 7,267               1,722
Due to investors                                                                                           -               8,250
                                                                                          ------------------   -----------------
TOTAL LIABILITIES                                                                                  1,459,619           2,818,466
                                                                                          ------------------   -----------------

NET ASSETS                                                                                $       52,161,572   $      42,723,742
                                                                                          ==================   =================

CLASS 1
Number of Partnership Units Outstanding                                                           52,385.425          38,856.005
Net Assets                                                                                $       43,373,369   $      35,111,145
Net Asset Value per Partnership Unit                                                      $           828.71   $          903.62

CLASS 2
Number of Partnership Units Outstanding                                                           10,309.552           8,314.206
Net Assets                                                                                $        8,788,203   $       7,612,597
Net Asset Value per Partnership Unit                                                      $           852.43   $          915.61

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND
SEPTEMBER 30, 2004, AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND FOR THE PERIOD FROM MARCH 15, 2004 (COMMENCEMENT OF OPERATIONS)
TO SEPTEMBER 30, 2004 (UNAUDITED)

                                                                                                        MARCH 15, 2004
                                                                                                       (COMMENCEMENT OF
                                        THREE MONTHS ENDED   THREE MONTHS ENDED   NINE MONTHS ENDED     OPERATIONS) TO
                                        SEPTEMBER 30, 2005   SEPTEMBER 30, 2004   SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
OPERATING EXPENSES:
  Management fees
     Class 1                            $          130,698   $          214,481   $          911,816   $          310,523
     Class 2                                        26,356               30,314              117,991               46,191
  Servicing Fees - Class 1                         264,428                                   264,428
  Administration fees
     Class 1                                        51,326               51,073              151,385              135,441
     Class 2                                        10,440               15,068               33,007               39,100
  Professional fees                                 38,750               29,474              116,252               88,422
  Other expenses                                     4,735               10,026               14,203               26,215
                                        ------------------   ------------------   ------------------   ------------------
           Total expenses                          526,733              350,436            1,609,082              645,892
                                        ------------------   ------------------   ------------------   ------------------

  Less waiver of management fees by
    General Partner                                (48,379)             (53,016)             (73,302)            (101,749)
                                        ------------------   ------------------   ------------------   ------------------

NET INVESTMENT LOSS                               (478,354)            (297,420)          (1,535,780)            (544,143)
                                        ------------------   ------------------   ------------------   ------------------

INCREASE (DECREASE) IN
EQUITY IN INDEX SPC                              1,818,535              738,101           (2,037,207)            (845,151)
                                        ------------------   ------------------   ------------------   ------------------

NET INCREASE (DECREASE) IN NET
ASSETS RESULTING FROM OPERATIONS        $        1,340,181   $          440,681   $       (3,572,987)  $       (1,389,294)
                                        ==================   ==================   ==================   ==================

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN NET ASSETS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND FOR THE PERIOD
FROM MARCH 15, 2004 (COMMENCEMENT OF OPERATIONS)
TO SEPTEMBER 30, 2004 (UNAUDITED)

                                                                                             MARCH 15, 2004
                                                                                            (COMMENCEMENT OF
                                                                     NINE MONTHS ENDED       OPERATIONS) TO
                                                                     SEPTEMBER 30, 2005    SEPTEMBER 30, 2004
NET DECREASE IN NET ASSETS RESULTING
  FROM OPERATIONS:
  Net investment loss                                                $       (1,535,780)   $         (544,143)
  Decrease in equity in Index SPC                                            (2,037,207)             (845,151)
                                                                     ------------------    ------------------
           Net decrease in net assets resulting from operations              (3,572,987)           (1,389,294)
                                                                     ------------------    ------------------

INCREASE IN NET ASSETS FROM CAPITAL
  TRANSACTIONS:
  Proceeds from issuance of partnership units
     Class 1                                                                 13,615,785            27,454,582
     Class 2                                                                  3,489,307             7,736,326
  Redemption of partnership units
     Class 1                                                                 (2,337,414)             (301,584)
     Class 2                                                                 (1,756,861)             (967,374)
                                                                     ------------------    ------------------
           Total increase in net assets from capital transactions            13,010,817            33,921,950
                                                                     ------------------    ------------------

NET INCREASE IN NET ASSETS                                                    9,437,830            32,532,656

NET ASSETS AT BEGINNING OF PERIOD                                            42,723,742                     -
                                                                     ------------------    ------------------

NET ASSETS AT END OF PERIOD                                          $       52,161,572    $       32,532,656
                                                                     ==================    ==================

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND FOR THE PERIOD
FROM MARCH 15, 2004  (COMMENCEMENT OF OPERATIONS) TO
SEPTEMBER 30, 2004 (UNAUDITED)

                                                                                      MARCH 15, 2004
                                                                                     (COMMENCEMENT OF
                                                                NINE MONTHS ENDED     OPERATIONS) TO
                                                               SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
CASH USED IN OPERATING ACTIVITES:
   Net decrease in net assets resulting from operations        $       (3,572,987)  $       (1,389,294)
   Adjustments to reconcile net decrease in net assets from
       operations to net cash used in operating activities:
       Decrease in equity in Index SPC                                  2,037,207              845,151
       Changes in operating assets and liabilities:
          Cost of investments in Index SPC                            (11,985,000)         (33,809,165)
          Investment made in advance                                    2,350,000           (1,345,000)
          Receivable from General Partner                                  66,716              (60,544)
          Accrued expenses                                                127,577              145,907
          Management fees payable                                           5,043              102,972
          Redemption fee payable                                            5,545                2,009
          Due to investors                                                 (8,250)                   -
                                                               ------------------   ------------------
            Net cash used in operating activities                     (10,974,149)         (35,507,964)
                                                               ------------------   ------------------

CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of partnership units                          15,244,170           36,913,002
  Redemption of partnership units                                      (3,722,115)            (946,608)
                                                               ------------------   ------------------
           Net cash provided by financing activities                   11,522,055           35,966,394
                                                               ------------------   ------------------

Net increase in cash                                                      547,906              458,430

CASH, BEGINNING OF PERIOD                                                 278,393                    -
                                                               ------------------   ------------------

CASH, END OF PERIOD                                            $          826,299   $          458,430
                                                               ==================   ==================

The accompanying notes are an integral part of these financial statements.

S&P MANAGED FUTURES INDEX FUND, LP
(A DELAWARE LIMITED PARTNERSHIP)

SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2005 (UNAUDITED)

                                                                             % OF
INVESTMENTS IN INDEX SPC                                                   NET ASSETS     FAIR VALUE
------------------------------------------------------------------------------------------------------
INDEX CONSTITUENTS

SPhinx Managed Futures (Aspect) Segregated Portfolio                             7.95%   $   4,148,026
SPhinx Managed Futures (Beach) Segregated Portfolio                              7.28%       3,799,483
SPhinx Managed Futures (Drury Capital) Segregated Portfolio                      6.47%       3,372,976
SPhinx Managed Futures (Campbell FME Large) Segregated Portfolio                 8.28%       4,321,091
SPhinx Managed Futures (Chesapeake Capital) Segregated Portfolio                 7.35%       3,835,362
SPhinx Managed Futures (Dunn) Segregated Portfolio                               6.31%       3,293,380
SPhinx Managed Futures (Eclipse) Segregated Portfolio                            6.94%       3,619,204
SPhinx Managed Futures (Graham Global Investment) Segregated Portfolio           7.13%       3,718,235
SPhinx Managed Futures (Hyman Beck) Segregated Portfolio                         5.96%       3,107,353
SPhinx Managed Futures (JWH) Segregated Portfolio                                7.42%       3,870,075
SPhinx Managed Futures (Millburn) Segregated Portfolio                           7.93%       4,133,784
SPhinx Managed Futures (Rotella) Segregated Portfolio                            8.24%       4,299,156
SPhinx Managed Futures (Argo Willowbridge) Segregated Portfolio                  6.06%       3,162,057
SPhinx Managed Futures (Winton) Segregated Portfolio                             7.86%       4,097,614
                                                                           ----------    -------------
TOTAL                                                                          101.18%   $  52,777,796
                                                                           ==========    =============

All investments in Index SPC have directional/tactical investment objective. Redemptions from the Index SPC are permitted semi-monthly.

The accompanying notes are an integral part of these financial statements.

SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004

                                                                             % OF
INVESTMENTS IN INDEX SPC                                                   NET ASSETS       FAIR VALUE
------------------------------------------------------------------------------------------------------
INDEX CONSTITUENTS

SPhinX Managed Futures (Argo Willowbridge) Segregated Portfolio                  8.48%   $   3,623,423
SPhinX Managed Futures (Aspect) Segregated Portfolio                             6.17%       2,634,776
SPhinX Managed Futures (Beach) Segregated Portfolio                              6.77%       2,891,362
SPhinX Managed Futures (Campbell FME Large) Segregated Portfolio                 7.60%       3,247,970
SPhinX Managed Futures (Chesapeake Capital) Segregated Portfolio                 7.14%       3,048,942
SPhinX Managed Futures (Drury Capital) Segregated Portfolio                      7.41%       3,167,826
SPhinX Managed Futures (Dunn) Segregated Portfolio                               6.45%       2,755,206
SPhinX Managed Futures (Eclipse) Segregated Portfolio                            6.09%       2,603,695
SPhinX Managed Futures (Graham Global Investment) Segregated Portfolio           7.35%       3,141,712
SPhinX Managed Futures (Hyman Beck) Segregated Portfolio                         6.42%       2,741,850
SPhinX Managed Futures (JWH) Segregated Portfolio                                8.88%       3,795,017
SPhinX Managed Futures (Millburn) Segregated Portfolio                           6.73%       2,876,523
SPhinX Managed Futures (Rotella) Segregated Portfolio                            6.51%       2,783,102
SPhinX Managed Futures (Winton) Segregated Portfolio                             8.24%       3,518,599
                                                                           ----------    -------------
TOTAL                                                                          100.24%   $  42,830,003
                                                                           ==========    =============

All investments in Index SPC have directional/tactical investment objective. Redemptions from the Index SPC are permitted semi-monthly.

The accompanying notes are an integral part of these financial statements.

S&P MANAGED FUTURES INDEX FUND, LP
(A DELAWARE LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    NATURE OF BUSINESS AND ORGANIZATION

      ORGANIZATION - S&P Managed Futures Index Fund, LP (the "Fund") was organized as a limited partnership on May 13, 2003 under the Delaware Revised Uniform Limited Partnership Act, as amended, and started operations on March 15, 2004. In accordance with the Amended and Restated Limited Partnership Agreement, the Fund is organized as a single series of limited partnership units (the "Units") which are offered in two classes - Class 1 and Class 2 (each, a "Class"). Prior to July 1, 2005, Class 1 and 2 were called Class A and B, respectively.

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

      The Fund is designed to seek investment returns that substantially track the Standard & Poor's Managed Futures Index (the "Index"), before expenses of the Fund. The General Partner will pursue the Fund's investment objective by allocating substantially all of the Fund's assets to SPhinX(TM) Managed Futures Fund SPC (the "Index SPC"), which is a Cayman Islands segregated portfolio company. The Index SPC is designed to track the Index, and thus provide the Fund's limited partners with exposure to a broad cross section of systematic managed futures strategies through a single investment. The Index SPC allocates its assets to portfolio managers (the "Portfolio Managers") that generally employ a broad range of systematic trading strategies in the futures markets. Other markets, such as the interbank foreign exchange market, may be used as well. Standard & Poor's has granted a license to PlusFunds and RFH to utilize the Index in connection with the Index SPC and the Fund.

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

      The Units are offered by Refco Securities, LLC (the "Selling Agent"), an affiliate of the General partner and a broker-dealer registered with the United States Securities and Exchange Commission, and by any additional selling agents who may be engaged from time to time on behalf of the Fund.

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

      SECURITIES VALUATION - The economic interest of investors in the Units ultimately resides in the Index SPC as allocated to the Portfolio Managers of the Index. This investment is valued on a semi-monthly basis and represents the net asset value of the assets allocated to the Portfolio Managers. Such net asset value is derived after valuing the assets allocated to the Portfolio Managers and deducting expenses at the Index SPC level, including management fees and incentive allocations to the Portfolio Managers. The Fund is allocated realized and unrealized gains and net investment income from the Index SPC in proportion to its ownership in the Index SPC. This is reflected in the statement of operations as "increase (decrease) in equity in Index SPC."

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

      CASH - The Fund considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

      EXPENSES - In accordance with the Amended and Restated Limited Partnership Agreement, the Fund will be charged for certain expenses and such expenses will be allocated proportionately among the partners. The Fund is responsible for administrative, ongoing offering expenses and operating expenses, including but not limited to legal and accounting fees, and any taxes or extraordinary expenses payable.

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

      INCOME TAXES - Federal income taxes are not provided as each partner is individually liable for the taxes, if any, on its share of the Fund's taxable income items including capital gains, interest, dividends, and deductions. In accordance with the Amended and Restated Limited Partnership Agreement, the limited partners may also be subject to various state and other taxes.

3.    SUBSCRIPTIONS AND REDEMPTIONS

      Units are issued upon subscription into and redeemed through redemption from the Fund.

      Subscriptions for either Class may be made as of the 1st and 16th day of the month (the "Offering Date") at net asset value per Unit. If either day is not a business day, then the subscription may be made as of the next business day. The net asset value per Unit of each Class is determined by dividing the net assets of each Class by the number of Units of that Class outstanding on the date the calculation is being performed.

      The Units may generally be redeemed as of the 15th day and the last day of each calendar month, subject to certain restrictions and qualifications, upon at least 10 business days' prior written notice to the General Partner. The General Partner may declare additional redemption dates upon notice to the limited partners and may, in unusual circumstances, permit some, or all, limited partners to redeem as of dates other than the end of the month. The General Partner may not be able to make timely payments with respect to redemptions due to the Fund's inability to liquidate its investment in the Index SPC on a timely basis. Redemptions of interests in the Index SPC by the Fund as of any particular redemption date cannot exceed 20% of the Fund's investment in the Index SPC as of that date unless the Index SPC has received at least 15 business days' notice prior to a redemption date.

      A redemption fee payable to RFH of 2% of the net asset value per Class 1 Unit applies if a Class 1 Unit is redeemed within 12 months of its original purchase. However, the redemption fee is reduced by 1/24th of 2%, or 0.08333%, on the 15th day of the month and the last business day of each month following the date the units were purchased. The Class 2 Units are not subject to a redemption fee. Class A units purchased on or after June 30, 2004 and prior to July 1,2005 will pay a redemption fee of 3% of net asset value per Class 1 unit if these units are redeemed within 12 months of the date of their original purchase

      The activity of the Units during the period January 1, 2005 to September 30, 2005 was as follows:

                                                                 CLASS 1       CLASS 2
      ----------------------------------------------------------------------------------
      Issued and outstanding at January 1, 2005                 38,856.005     8,314.206
      Issuance of additional units during the period            16,434.177     4,115.228
      Redemption of units during the period                     (2,904.757)   (2,119.882)
                                                               -------------------------
      Issued and outstanding at September 30, 2005              52,385.425    10,309.552
                                                               -------------------------

      The activity of the Units during the period March 15, 2004 (Commencement of Operations) to September 30, 2004 was as follows:

                                                                 CLASS 1       CLASS 2
      ----------------------------------------------------------------------------------
      Issued and outstanding at March 15, 2004                           -             -
      Issuance of additional units during the period            31,717.290     8,697.485
      Redemption of units during the period                       (339.922)   (1,025.977)
                                                               -------------------------
      Issued and outstanding at September 30, 2004              31,377.368     7,671.508
                                                               -------------------------

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

      The Fund's selling agents are advanced from the General Partner an initial service fee equal to 2% of the purchase price per Class 1 Unit at the time that the Class 1 Unit is sold for services provided during the first 12 months of ownership. The General Partner is reimbursed monthly by the Fund over the following 12 - month period. Class 1 Units purchased on or after June 30, 2004 and prior to July 1, 2005 pay an initial service fee to the General Partner of 2.9% annually of net assets. In the event Class 1 units are redeemed within the 12 - month period following the purchase, the Fund's obligation to reimburse the General Partner terminates and no further payments are made. Prior to July 1, 2005, the Fund's selling agents received from the General Partner upfront selling commissions equal to 3% of the purchase price of the Class 1 Units and ongoing service fees of 2% commencing in the 13th month after the sale. After July 1, 2005, the Fund will also pay to the selling agents with respect to the Class 1 Units, ongoing service fees beginning in the 13th month following the purchase of Class 1 Units equal to 0.167% of the Class 1 Units' month-end net assets (a 2.00% annual rate). The Class 2 Units are not subject to any initial or ongoing servicing fees. No selling commissions will be paid from the proceeds of subscriptions.

      The following is a summary of commissions, initial service fees and redemption fees earned by RFH:

                                                                                                   MARCH 15, 2004
                                                                                                  (COMMENCEMENT OF
                             THREE MONTHS ENDED     THREE MONTHS ENDED      NINE MONTHS ENDED      OPERATIONS) TO
                             SEPTEMBER 30, 2005     SEPTEMBER 30, 2004     SEPTEMBER 30, 2005    SEPTEMBER 30, 2004
      ---------------------------------------------------------------------------------------------------------------
      Upfront Commissions    $                0     $          155,047     $          510,844    $          224,475
      Initial Service Fees   $          172,598     $                0     $          172,598    $                0
      Redemption Fees        $            9,366     $            5,623     $           16,244    $            6,261

      Refco Group Ltd., LLC, the parent of the General Partner, paid the organizational and initial offering expenses.

      RFH receives a management fee of 1.25% annually of the Class 1 and 2 net asset value of the Fund, calculated daily and paid monthly in arrears, in exchange for providing ongoing advisory and general management services. All fees paid to PlusFunds for sub-investment management services are paid by RFH. RFH may voluntarily waive a portion of its management fee in its sole discretion. Prior to July 1, 2005 RFH received management fees of 4.15% and 2.15% annually of the Class 1 and Class 2 Units, respectively.

      The Amended and Restated Limited Partnership Agreement and/or guidelines of state securities regulators limit the fees that are paid by the Fund (the "Expense Cap"). From commencement of operations through September 30, 2005 aggregate annual fees and expenses based on the Fund's net assets could not exceed 6% of net assets per year (1/2 of 1% per month). This Expense Cap included management fees and customary and routine administrative expenses of the Fund but did not include legal and accounting expenses or extraordinary expenses.

      Effective July 1, 2005, the Fund implemented the following voluntary expense caps: the management fee payable to the General Partner and the operating expenses (excluding service fees) of the Fund are limited to an aggregate of 1.70% in respect to the Class 1 and Class 2 Units calculated on the net assets before the application of fees. To the extent that the monthly management fee payable to the General Partner and operating expenses (excluding service fees) of the Fund exceed the above mentioned limits, the General Partner will waive its management fee of 1.25% with respect to the Class 1 and 2 Units. If, after the deduction of the management fee, the expenses of the Fund remain above 1.70% for the Class 1 and Class 2 Units, the General Partner will reimburse the Fund for such expenses to bring them within the limits stated above. Prior to July 1,

      2005, Class 1 and Class 2 Units were subject to a voluntary expense cap of 4.95% and 2.95%, respectively, calculated on the net assets before the application of fees.

      The reimbursements for the periods ended September 30, 2004 and 2005 are set forth on the Statement of Operations.

      As of December 31, 2004 and September 30, 2005, the General Partner held
      491.8988 Class 2 Units of the Fund totaling $450,387 and 697.8224 Class 2 Units of the Fund totaling $594,845 respectively.

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

      The risks associated with exchange-traded contracts are typically perceived to be less than those associated with the over-the-counter transaction (non-exchange traded), because exchanges typically provide clearing house arrangements in which the collective credit (which is, in some cases, limited in amount) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of the respective individual counterparties. If the Index SPC's clearing broker becomes bankrupt or insolvent, or otherwise defaults on its obligations to the Index SPC, the Index SPC may not receive all amounts owed to it in respect to its trading, despite the clearinghouse fully discharging all of its obligations. Furthermore, in the event of the bankruptcy of the clearing broker, the Index SPC could be limited to recovering only a pro rata share of all available funds segregated on behalf of the clearing broker's combined customer accounts, even though property specifically traceable to the Index SPC was held by the clearing broker. See Note 8, "Subsequent Events" for more information about the Index SPC's futures clearing merchant.

7.    FINANCIAL HIGHLIGHTS

                                                                                      CLASS 1
                                                 ---------------------------------------------------------------------------------
                                                                                                                  MARCH 15, 2004
                                                                                                                 (COMMENCEMENT OF
                                                 THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED     OPERATIONS) TO
                                                 SEPTEMBER 30, 2005   SEPTEMBER 30, 2004   SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
      ----------------------------------------------------------------------------------------------------------------------------
      PER PARTNERSHIP UNIT DATA:
      NET ASSET VALUE, BEGINNING OF PERIOD       $           807.31   $           829.17   $           903.62   $         1,000.00
      Net investment loss                                     (7.48)              (10.21)              (28.83)              (28.74)
      Increase (decrease) in equity in Index SPC              28.88                12.83               (46.08)             (139.47)
                                                 ---------------------------------------------------------------------------------
      Net increase (decrease) resulting from
        operations                                            21.40                 2.62               (74.91)             (168.21)
      Distributions to partners                                   -                    -                    -                    -
                                                 ---------------------------------------------------------------------------------
      NET ASSET VALUE, END OF PERIOD             $           828.71   $           831.79   $           828.71   $           831.79
                                                 =================================================================================
      TOTAL RETURN                                             2.65%                0.32%               (8.29)%             (16.82)%

      RATIOS TO AVERAGE NET ASSETS (ANNUALIZED):
      Pre-waiver expenses                                      4.06%                5.77%                4.85%                7.03%
      Waiver by General Partner                               (0.35)%              (0.79)%              (0.15)%              (1.13)%
      After-waiver expenses                                    3.71%                4.98%                4.70%                5.90%
      Net investment loss                                     (3.71)%              (4.98)%              (4.70)%              (5.90)%

                                                                                      CLASS 2
                                                 ---------------------------------------------------------------------------------
                                                                                                                  MARCH 15, 2004
                                                                                                                 (COMMENCEMENT OF
                                                 THREE MONTHS ENDED   THREE MONTHS ENDED    NINE MONTHS ENDED     OPERATIONS) TO
                                                 SEPTEMBER 30, 2005   SEPTEMBER 30, 2004   SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
      ----------------------------------------------------------------------------------------------------------------------------
      PER PARTNERSHIP UNIT DATA:
      NET ASSET VALUE, BEGINNING OF PERIOD       $           826.27   $           831.79   $           915.61   $         1,000.00
      Net investment loss                                     (3.53)               (6.16)              (15.83)              (22.16)
      Increase (decrease) in equity in Index SPC              29.69                12.98               (47.35)             (139.23)
                                                 ---------------------------------------------------------------------------------
      Net increase (decrease) resulting from
        operations                                            26.16                 6.82               (63.18)             (161.39)
      Distributions to partners                                   -                    -                    -                    -
                                                 ---------------------------------------------------------------------------------
      NET ASSET VALUE, END OF PERIOD             $           852.43   $           838.61   $           852.43   $           838.61
                                                 =================================================================================
      TOTAL RETURN                                             3.17%                0.82%               (6.90)%             (16.14)%

      RATIOS TO AVERAGE NET ASSETS (ANNUALIZED):
      Pre-waiver expenses                                      2.09%                3.83%                2.73%                5.23%
      Waiver by General Partner                               (0.38)%              (0.88)%              (0.20)%              (0.74)%
      After-waiver expenses                                    1.71%                2.95%                2.53%                4.49%
      Net investment loss                                     (1.71)%              (2.95)%              (2.53)%              (4.49)%

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

8.    SUBSEQUENT EVENTS

      On October 10, 2005, Refco, Inc., the ultimate parent of RFH, announced that it had discovered through an internal review a receivable owed to Refco, Inc., by an entity controlled by Phillip R. Bennett, the then Chief Executive Officer and Chairman of the Board of Directors of Refco, Inc., in the amount of approximately $430 million. Mr. Bennett has been charged with securities fraud in connection with this matter and various actions have been filed against Refco, Inc. Thereafter, on October 13, 2005, Refco, Inc., announced that the liquidity within Refco Capital Markets, Ltd. ("RCM") was no longer sufficient to continue operations, and that RCM had imposed a fifteen (15) day moratorium on all of its activities in an attempt to protect the value of that enterprise.

      On October 18, 2005, Refco, Inc. and RCM filed for bankruptcy protection in the Southern District of New York. None of the Fund, RFH or the Index SPC, were covered by the filing.

      Although the Fund's assets are not held directly with Refco, Inc., one of Refco, Inc.'s affiliated entities, Refco, LLC, did indirectly serve as the futures commission merchant through the Fund's investment in the Index SPC. Refco, LLC was not covered by the bankruptcy filing. In addition, a portion of the Fund's assets (less than 3%, based upon net assets as of October 13, 2005) was indirectly exposed to RCM through a number of foreign currency contracts held within the portfolios of the Index SPC. While RCM has unwound any outstanding foreign currency contracts with the Index SPC, the Index SPC does not expect to be able access those assets in the near future.

      In light of the events outlined herein, the Index SPC moved the majority of the Fund's assets from Refco, LLC to Lehman Brothers, Inc. and its affiliated entities ("Lehman") to act as futures clearing merchant. On or about October 17, 2005, the Index SPC had transferred the majority of its assets to Lehman. The Index SPC is in the process of transferring any remaining assets held at Refco LLC to Lehman in due course. Pending the resolution of the Fund's claim against RCM, the Fund will no longer have assets on deposit with RCM.

      RFH does not believe that the bankruptcy filings of Refco, Inc. and RCM will have a material impact upon the operations of the Fund or the Index SPC, or either's ability to satisfy a request for redemption. In this regard, the operations of the Fund and the Index SPC, including the trading activities of the underlying asset managers, have continued with minimal interruption. The Index SPC has informed the Fund that, with respect to redemptions made as of October 14, 2005 and thereafter, the Index SPC will continue to make payment in the ordinary course with respect to 95% of the proceeds of such redemptions, while reserving the payment of the remaining 5% for up to twenty business days prior to final distribution. So long as the Index SPC continues to make redemption payments in accordance with its Memorandum and Articles of Association, the Fund will continue to make redemptions payments in accordance with the Fund's Disclosure Document and organizational documents.

      Generally, investors in the Fund may redeem units as of (i) the 15th day of any calendar month (or the business day prior to the 15th day of the month if the 15th day of the month is not a business day), and (ii) the last business day of any calendar month; provided, however, that, in either instance, RFH receives 10 business days' prior written notice of an investor's intent to redeem.

      Effective August 8, 2005, Mr. Philip Silverman resigned as the Secretary and Chief Financial Officer of RFH. Effective October 13, 2005, the composition of the Managers of RFH has changed as Mr. Philip R. Bennett was removed as a Manager of the General Partner and Mr. Richard C. Butt, President of RFH , and Ms. Annette A. Cazenave were appointed Managers of RFH. On November

      18, 2005, Mr. Keith D. Kemp resigned and on November 21, 2005 Mr. Eric A. Simonsen was appointed as Chief Financial Officer of RFH.

      On November 10, 2005, Man Group PLC signed an initial agreement to purchase certain assets, and assume certain liabilities, of Refco LLC and certain assets of other subsidiaries of Refco, Inc. The transaction was closed on November 25, 2005 and Refco LLC filed for bankruptcy under Chapter 7 of the United States bankruptcy law. Neither RFH nor the assets of RFH have been included in that purchase agreement. While actively exploring various strategic options including the sale of RFH to a third party or seeking to approve a new General Partner, RFH management cannot predict whether these efforts will be successful. If an acceptable strategic option is not identified in the foreseeable future, RFH may need to resign as General Partner of the Fund and the Fund may need to be terminated and dissolved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      The Fund is a managed futures investment fund designed to seek returns that substantially track the Index, before expenses of the Fund.

      The Fund pursues its investment objective by investing in the Index SPC, which currently allocates investments to 14 commodity trading advisors ("Portfolio Managers"). All of the Index SPC's Portfolio Managers employ systematic trading approaches that are mostly technical trend-following in nature and are designed to collectively deliver returns broadly representative of systematic managed futures programs, and therefore do not have specific return or volatility targets. Portfolio Managers employing technical trend-following approaches generally take positions based on computer-generated models to identify trades, determine the size of positions, and to control ongoing portfolio exposure to specific markets.

      The Standard & Poor's Managed Futures Index Committee (the "Index Committee") is responsible for overseeing the methodology, constituent selection and operations related to the Index. Index constituents are selected based on multiple factors including representativeness of managed futures in general, the quality of the manager's trading program, the program's risk/return profile, performance during selected time frames and market conditions, and the type of market instruments held. Other, less technical factors are included in the selection process such as trading manager reputation, experience, training, stability and quality of organization, as well as a minimum track record length (generally 3 years) and quantity of assets under management. PlusFunds Group, Inc. ("PlusFunds") acts as investment manager of the Index SPC. The Portfolio Managers in the Index SPC receive allocations that generally track the Index and are initially weighted equally on a dollar basis, and rebalanced annually in January, or as otherwise needed.

CAPITAL RESOURCES

      The Fund is designed to raise additional capital only through the sale of limited partnership interests in the Fund (the "Units") pursuant to the continuous offering of the Units pursuant to registration statements filed on Form S-1 with the Securities and Exchange Commission (the "SEC") and does not intend to raise any capital through borrowing. The General Partner does not plan to invest the Fund's assets directly other than in the stated investment objective, but the General Partner may invest funds temporarily in U.S. government obligations, money market accounts, or other short-term interest-bearing accounts. Additionally, the General Partner may borrow money on an unsecured or secured basis for cash management purposes, and will pay interest on such activities.

LIQUIDITY

      An investment in the Fund is not liquid as there is no secondary market for the Units. The Units may be redeemed only as of the fifteenth and the last business day of the calendar month by providing at least ten business days' prior notice. If the 15th day is not a business day, than the redemption shall take place on the immediately following business day. In addition, there are also substantial restrictions on the ability of the Fund to make withdrawals from the Index SPC that further reduces the liquidity of the Fund's assets.

      While the Fund does not invest directly in futures contracts, it possesses indirect liquidity risk through its investment in the Index SPC as described below. Most U.S. futures exchanges limit fluctuations in some futures and options contract prices during a single day by regulations referred to as daily price fluctuation limits or daily limits. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the investment manager of the Index SPC from promptly liquidating unfavorable positions and subject the Index SPC to substantial losses that could exceed the margin initially committed to those trades. In addition, even if futures or options prices do not move to the daily limit, the Index SPC may not be able to execute trades at favorable prices, if little trading in the contracts is taking place. Other than the limitations described above, the Index SPC's assets are expected to be highly liquid.

OFF-BALANCE SHEET ARRANGEMENTS

      The Fund does not have any off-balance sheet arrangements.

RESULTS OF OPERATIONS

      The Class 1 Units returned (8.29%) year-to-date and 2.65% for the three-month period ended September 30, 2005, net of fees and expenses. The Class 1 Units returned (16.82%) from March 15, 2004 (Commencement of Operations) to September 30, 2004, and 0.32% for the three-month period ended September 30, 2004, net of fees and expenses.

      The Class 2 Units returned (6.90%) year-to-date and 3.17% for the three-month period ended September 30, 2005, net of fees and expenses. The Class 2 Units returned (16.14%) from March 15, 2004 (Commencement of Operations) to September 30, 2004, and 0.82% for the three-month period ended September 30, 2004, net of fees and expenses.

      QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2005

      During the quarter ended September 30, 2005, of the 14 managers in the Index, 11 managers had positive returns, with underlying managers' returns ranging from a negative 14.18% to a positive 47.89%. During the nine months ended September 30, 2005, of the 14 managers in the Index, 5 managers had positive returns, with underlying managers' returns ranging from a negative 21.81% to a positive 8.77%.

      After posting its seventh consecutive year of positive returns, the Index began the 1st quarter of 2005 with a loss of 6.32% in January as market participants reversed their views on the viability of the U.S. economy and aggressively bid up the U.S. dollar versus other currencies. As background to the reversal, the U.S. dollar collapsed after the U.S. presidential election in November 2004, with the consensus view holding that budget deficits, trade deficits, and trade flows would remain in poor condition for the foreseeable future thus making the U.S. economy and its currency appear less inviting as investments. Government bonds were down slightly for the period ending March 31, 2005 as the long end of global yield curves steepened in February at least partially on account of testimony before Congress of Alan Greenspan, Chairman of the Federal Reserve Board, regarding business activity level. However, going into the end of the 1st quarter the increase in the U.S. trade deficit, which was the second largest in history-helped push U.S. bond prices even lower to a level of 10930. Although volatile, metals rallied through the end of the quarter, helped by a recovery in copper and silver, which were approaching recent highs based on a tighter industry supply outlook and a weakening U.S. dollar. Additionally, energy prices continued to move higher throughout the 1st quarter of 2005 as Northeast U.S. temperatures remained cold in January and February and the prospect that Organization of the Petroleum Exporting Countries ("OPEC") would endorse production cuts appeared more likely. As a result, crude oil moved from intra-month lows near U.S. dollar $42 at the beginning of January to end March slightly over the U.S. dollar $56 level. Mid-way through January, U.S. equity markets led global equity indices higher on increased news of profitability, increased manufacturing orders, and upwardly revised Gross Domestic Products numbers for the fourth quarter of 2004 in the U.S. However, throughout February and March, unrelenting energy prices and lower than expected earning reports put downside pressure on the equity markets.

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

      Performance for the 3rd quarter 2005 was a positive 3.17%. The markets in July were dominated by major political and economic news with stock indices performing strongest, as global economic sentiment remained robust. Positive returns on equities and energy were countered by losses in fixed income, short-term interest rate and currency trading. Currency trading proved volatile during the month as the market digested the news of the Chinese Yuan revaluation, along with the move to a managed floating exchange rate regime. The U.S. Dollar against the Euro traded in a range between 1.1870 and 1.2250 while the U. S. Dollar moved higher against the Yen closing at 112.50. The terrorist attacks in London had an impact on markets that proved short-lived. Fixed income markets sold off after Chairman Greenspan's testimony, which focused on the robustness of the U.S. economy and the strong domestic housing market while, the Japanese bond markets weakened as a result of the Chinese revaluation. The energy sector, while remaining volatile, continued to move higher with Crude Oil reaching $61.90 per barrel. Equity markets were helped by stronger earnings as the S&P reached a new high for the year. The metals markets (principally gold) consolidated recent moves higher while grains, meats and softs provided mixed results on the month. Rising energy prices continued to dominate market activity in August. The extent of the diversification of the Index across sectors was highlighted as strong returns from long energy positioning, fixed income and equity indices more than covered losses in the currency, short-term financials and grain sectors. Energy trading proved to be the main driver of performance in August as Crude Oil hit $70 a barrel. The acceleration in prices towards month-end was driven by Hurricane Katrina and its impact on the U.S. markets. Bond trading was positive as bullish risk grew over the month in response to higher energy prices while rallies in short-term interest rates caused losses. Currency trading for the majority of managers in the Index was difficult as reversals in the Euro and Swiss Franc led to losses. Equity markets were quiet and off their highs except for the Nikkei which rallied strongly. Precious metals trading saw Gold breaking to the upside, to approximately US$450 before trading back into recent ranges, while base metals continued to remain strong. Losses in grains (corn, soybeans, wheat) trading were matched by profits in the softs (coffee, sugar, cocoa) while meats (lean hogs, feeder cattle, pork bellies) were flat on the month. September saw volatile energy prices continue to dominate market activity in the aftermath of Hurricane Katrina and Rita. The benefit of the fund's diversification across sectors was evident as long positioning in energy, equity indices, currencies and metals markets provided strong returns while bond and interest rate markets underperformed as the Federal Reserve continued on its tightening path. Foreign exchange markets witnessed a strong rally in the U. S. Dollar against major currencies, the USD/Euro moved from 1.26 to below
      1.20 as a stalemate emerged after German elections. The stronger U.S. Dollar also gained against the Japanese Yen to post a new high for the year above 114. Energy markets delivered mixed performance highlighted by a surge in natural gas prices, caused by disruptions to refineries. Bond and interest rate futures in the U.S. moved lower as the Federal Reserve continued on its tightening path despite the effects of Hurricane Katrina. The sell off in the U.S. interest rate markets pushed global interest rates higher as signs of emerging inflation through higher energy prices affected markets. Equity markets moved higher on the month with Europe and Japan out-performing U.S. markets. Metal markets moved higher on the month as gold broke out to the upside breaking $470 while base metals remained well supported. Commodity trading delivered strong returns from long sugar positions while grains and meats were also positive.

      QUARTER ENDED SEPTEMBER 30, 2004 AND THE PERIOD FROM MARCH 15, 2004 (COMMENCEMENT OF OPERATIONS) TO SEPTEMBER 30, 2004

      Of the 14 Portfolio Managers in the Index, only 3 were profitable in March. Most sectors traded had an extremely volatile month, with individual markets such as equities, energy, and currencies accelerating in one direction, then aggressively reversing course without warning. Of the 8 pure trend-followers, 6 had negative returns and amongst the pattern recognition managers, 5 of 6 had negative returns. Most of the losses in March were attributable to trading in 3 sectors. In currencies, the Index had losses in the Yen market as short positions that had been developed in a long-standing down trend in that currency were caught in a late month 7% rally, with the exchange rate moving from a price level of 112 Yen per U.S. dollar to close the month at 104 Yen per U.S. dollar. In stock indices, the Index had losses from a mid-month correction, where the S&P 500 Index, for example, moved from 1,157 to 1,091, losing approximately 6% in a 2-week time frame. Finally, the Index had losses in the energy sector, where the Index's long positions in crude oil had a late month correction, falling almost 5% in the last 8 trading days of the month. Losses in these Sectors were partially offset by gains in other sectors, where the Index benefited from long positions in natural gas and agricultural markets, which both had run-ups approaching 7% during March.

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

      By examining macro-economic reports in May, it became apparent that market participants were reacting on almost a "day-to-day" basis, making tactical maneuvers in reaction to news reports regarding inflation, employment, and interest rate reports, as well as commodity price changes and geopolitical events. Continuing the theme of April, economic conditions were transitioning from the deflationary effect of a global recession to a re-inflation theme that resulted from unusually accommodative monetary and fiscal policy in the U.S., Europe, and Asia. Although market participants broadly agreed on the evidence of this secular trend, there was disagreement over the timing of its effects on individual asset classes. Following April's sharp drop in bonds in anticipation of increasing rates, economic reports in May were somewhat mixed, and market participants reacted by trading the "news of the day", which resulted in bonds reversing course from a downward trajectory formed in May. Prices reversed, however, in mid-May on various news points including OPEC's pledge to increase oil output to help restrain record-breaking oil prices which would have a deflationary effect on yields and traders rotated back into Bonds partially in response. With respect to currencies, the major trend coming out of April was the U.S. dollar's turnaround as it gained strength from the prospect for higher interest rates that would make it more attractive and a medium of exchange to benefit from higher yielding investments in the U.S. The U.S. dollar continued to gain strength until the middle of May then fell as market participants rotated into gold as a flight-to-quality response that drove gold prices up 5% in the last 2 weeks of May from 377 to 396. Gold was driven up partially in response to news of the assassination of the President of the Iraqi Governing Council on May 17 and assorted terrorist attacks in Saudi Arabia, which raised more doubts on prospects for stability in that region and additionally by the sheer frustration of market participants to find a stable store of value during May. For the full month of May, U.S. Treasury Bonds were virtually unchanged; the U.S. dollar lost about 2% on average vs. developed currencies, crude oil rose about 7%, and gold rose about 3%. All of these markets traded in volatile ranges for the month.

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

      During the month of June all managers had negative returns, with long-term trend-followers as well as traders with short-term systems contributing equally to the negative results. Building on the story from May, most major markets traded experienced volatile sideways price activity, whereby markets displayed a general lack of directional activity on a full month basis but developed jagged patterns on a daily and weekly basis. Although it is rare for so many markets to fall into this pattern simultaneously, we should note the unusual circumstances market participants encountered as they digested the full range of questions relating to interest rate changes, geo-political events, economic growth, and inflation, to name only a few. Trend followers were again caught on the defensive because they had to balance the need to liquidate positions and shield themselves from temporary losses against the probability that a short term directional move in a given market will indeed turn into a profitable trend.

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

      In July, 12 managers had negative returns, with returns ranging from -6% to +7% and longer-term trend-followers ranking at the top. Losses were greatest in financials, including stock indices and currency markets. Specifically, long positions in US T-Bonds, Euro/Dollar, and Gold hurt performance as the up-trends formed by these markets in June broke apart into a volatile sideways trading range last month. Conversely, large gains were harvested from Crude Oil and Natural Gas, as both markets developed pronounced up-trends, as well as in Agriculturals such as Wheat, Corn, and Sugar. Smaller profits were gained in the Soybean market as we caught part of the 50% drop in that market in July, which occurred due to beneficial weather forecasts and overhead supply in the marketplace. Financial markets are still affected by concerns over the viability and speed of a global economic recovery along with the threat of terrorism and interruption of Crude Oil supplies. As a result of negative performance over the last several months, the Index is in a drawdown of about -20%. The market background consists of 3 specific phases. First, in January and February 2004 the Index accumulated gains generated at the end of multi-year trends in Bonds, U.S. Dollar, and Crude

      Oil. Second, the Index lost ground in April as trend-followers generated disappointing returns because the large multi-year trends came to an end and started reversing in a volatile manner. Third, from May 2004 to July 2004, almost every market went into a very unusual "whipsaw" pattern where false break-outs occurred on both very short and medium time frames luring both longer-term and shorter-term trend-followers into building positions that reversed as quickly as 1 day in an extremely volatile fashion (e.g. Crude Oil, Bonds, Currencies). This has been a persistent and very unusual profile because it is affecting so many markets for several months at a time. The unusually volatile nature of markets recently is attributed to unresolved concerns that market participants have about inflation, interest rates, economic growth, and terrorism and their combined effect on all investable asset classes.

      In August, half of the managers in the Index had positive returns, representing an increase in the number of managers producing positive returns in recent months, with returns ranging from -7% to +8%. Overall Index performance was down less than 1% for the month, which represents a flattening out of the current drawdown momentum. Although recent months have experienced a dramatic lack of volatility and trading opportunities in most asset classes, there were strong signs of trending in most Long Duration Government Bond Index futures, Energy (especially Natural Gas), and Agricultural markets during August from which the Index profited. Losses offset these gains, however, in Base Metals, particularly in Nickel Futures, as the run up over the prior few months abruptly reversed course on news that warehouse inventories and Russian output is rising, which had the combined effect of allaying fears of continued shortages causing a sharp reversal downward. Other losses were incurred in Financials, especially in Stock Indices where prices of Equity Index Futures reversed their downtrend to rally with positive returns upwards of 6%. Smaller losses were incurred in Interest Rates where long positions in EURIBOR contracts and Eurodollars had minor pullbacks. Conversely, large gains were harvested from the Energy sector, especially from short positions in Natural Gas which fell from the US$6.20 level to US$5.00 during the course of August on news of storage injections increasing inventories to a level above their 5 year average combined with unseasonably cool weather relative to history which dampened demand for gas fired electric plant output. Crude Oil exposure generated small profits for the month as most long positions were successfully closed out at a profit prior to the market reversal from $US50 to $US43. Larger profits were gained from a uniform trend in Global Bond markets, with German, Japanese, US, and UK sovereign long duration debt contracts increasing in price as inflationary worries abated due to a retreat in Crude Oil prices combined with mixed economic news from the Euro-region and US. Smaller gains were also realized in the Wheat futures as prices continued on a downward slope in August.

      In September, 11 of the 14 managers had positive returns with returns ranging from -2% to +21%. Overall, the Index return was up nearly 4% for the month. With respect to markets as a whole during the last 6 months, the forces of accelerating interest rates, rapid commodity price inflation, and concern over geopolitical developments have created a plateau in the expected rate of change of the global economic recovery. This stagnation has led to much lower volatility in equities, bonds, and currencies and has resulted in markets that have largely traded in tightly bound ranges with little directional momentum or extremely choppy trends that detracted from Index returns during this period. In September, however, many markets started to show signs of momentum again and the trend-following strategies in the Index found and exploited trading opportunities in Energy, Government Bond, Metal, and Agricultural markets. Long positions in Energy markets provided the best trading opportunities, with prices in Crude Oil rising 9 straight sessions in a row to lifetime highs above USD $50. The causes for this rapid ascent in prices include fundamental global supply shortages, high demand growth, in addition to the effects of hurricane damage to oil rigs in the Gulf of Mexico, Russian Government tax reclaims from Yukos Oil Co. which are affecting deliveries to China, and rebel activity in Nigeria which threatens to disrupt supplies to western countries. Profits were also gained in long Government Bond positions which trended higher with pronounced momentum. U.S. Treasury Bond Futures, for example, rallied to a high of USD $114 in September due in large part to the deflationary effect of Crude Oil prices on the U.S. economic recovery. Gold had an equally impressive rally, which the Index participated in on the long side, as prices hit a low area of USD $397 in early September and then rallied to USD $420 on the effects of a weakened U.S. Dollar. Large gains were also made in long Copper Futures positions as prices drove from a low of USD $1.22 to almost USD $1.40 on large-scale forecasted supply shortages. Finally, profits were captured in short positions in Corn Futures which have been in a bear market spiral since early June, as prices dropped from USD $3.30 to recent lows around the USD $2.00 level on substantial gains in crop yield estimates and favorable weather forecasts.

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


THE FUND

      The Fund commenced trading on March 15, 2004 and has limited performance history."Standard & Poor's(R)" and "S&P Managed Futures Index" are trademarks of The McGraw-Hill Companies, Inc. and have been licensed for use by RFH and PlusFunds. The Fund is not sponsored, endorsed, sold or promoted by Standard & Poor's and Standard & Poor's makes no recommendation concerning the advisability of investing in the Fund.

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

VALUE AT RISK BY MARKET SECTORS

      The following table indicates the value at risk associated with the Index SPC's open positions by market category as of September 30, 2005. As of September 30, 2005, the Fund's Net Assets were $52,161,572. The results below illustrate the estimated value at risk over a 10-business day period at a 99% level of confidence. Value at Risk is expressed in U.S. dollars and VaR% is expressed as a percentage of Fund Net Assets.

                                 AS OF SEPTEMBER 30, 2005
MARKET SECTOR                          VALUE AT RISK           VaR (%)
-------------------------------------------------------------------------
Interest Rate                    $              1,923,868            3.69%
Equity Index                                      265,773            0.51%
Currency                                          662,753            1.27%
Raw Commodity                                     303,381            0.58%
                                 ------------------------   -------------
TOTAL                            $              3,155,775            6.05%
                                 ========================   =============

                                 AS OF SEPTEMBER 30, 2004
MARKET SECTOR                          VALUE AT RISK           VaR (%)
-------------------------------------------------------------------------
Interest Rate                    $                986,441            2.31%
Equity Index                                      877,821            2.05%
Currency                                        1,181,512            2.77%
Raw Commodity                                     423,394            0.99%
                                 ------------------------   -------------
TOTAL                            $              3,469,168            8.12%
                                 ========================   =============

QUALITATIVE MARKET RISK

TRADING RISK

      The following qualitative disclosures regarding the Fund's exposure to market risk contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for in the Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). All qualitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for any statement of historical fact and the descriptions of how the Fund manages its primary market risk exposures

      The Fund invests substantially all of its assets into the Index SPC. The following are guidelines to the primary trading risk exposures of the Index SPC by market sector.


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

ITEM 4.  CONTROLS AND PROCEDURES

      The General Partner of the Fund carried out an evaluation, under the supervision and with the participation of the General Partner's management, including its principal executive officer and principal financial officer, of the design and operation of the Fund's disclosure controls and procedures. Based on this evaluation, the General Partner's principal executive officer and principal financial officer concluded that, as of September 30, 2005, the Fund's disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by the Fund in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

      Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 10, 2005, Refco Inc., ( the "Company")the parent company of RFH announced that it had discovered through an internal review a receivable owed to the Company by an entity controlled by Phillip R. Bennett, Chief Executive Officer and Chairman of the Board of Directors of the Company, in the amount of approximately $430 million. Mr. Bennett repaid the receivable in cash, including all accrued interest, on October 10, 2005. Based upon the results of the review to date, the Company believes that the receivable was the result of the assumption by an entity controlled by Mr. Bennett of certain historical obligations owed by unrelated third parties to the Company, which may have been uncollectible. Independent Counsel and forensic auditors have been retained to assist the Company's Audit Committee in the investigation of these matters. At the request of the Board of Directors of the Company, Mr. Bennett has taken a leave of absence.

On October 12, 2005, Mr. Bennett was initially charged with one count of securities fraud. On November 10, 2005, he was indicted on eight counts of conspiracy, fraud, and other charges by a federal grand jury. The indictment was delivered in the United States District Court for the Southern District of New York. Prosecutors charge in the indictment that Mr. Bennett, hid customer and company losses from Refco auditors and investors from as early as the late 1990s. Those losses, according to the indictment, were then transferred to a company controlled by Mr. Bennett and hidden through a series of transactions.

Mr. Bennett was removed as a Manager of RFH on October 13, 2005. Mr. Richard Butt, President of RFH, and Annette Cazenave were installed as Managers of RFH on that date as well as appointed to the RFH Audit Committee (the "Audit Committee").

Since the announcement of these matters at Refco, Inc., the Audit Committee has undertaken its own review into RFH and the Fund to ensure none of these matters had any material impact on the results of operations of either RFH as General Partner or the Fund. Based upon the results of that review, the Audit Committee has no reason to believe that the actions of Mr. Bennett had any impact on the operations or financial results of the Fund.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                          UNITS
TITLE OF CLASS OF SECURITIES                            REGISTERED    EFFECTIVE DATE    FILE NUMBER
---------------------------------------------------------------------------------------------------
Initial Registration on Form S-1 - Class 1 Units of        100,000   January 30, 2004   333-107357
  Limited Partnership Interest
Initial Registration on Form S-1 - Class 2 Units of        100,000   January 30, 2004   333-107357
  Limited Partnership Interest
Additional Registration on Form S-1 - Class 1              500,000   November 1, 2004   333-118965
  Units of Limited Partnership Interest
         TOTAL CLASS 1 UNITS REGISTERED                    600,000
         TOTAL CLASS 2 UNITS REGISTERED                    100,000

Class 1 Units sold through 9/30/05:  55,731.543
Class 1 Units unsold through 9/30/05:  544,268.457
Aggregate price paid for Class 1 Units sold through 9/30/05: $47,756,345

Class 2 Units sold through 9/30/05: 14,141.716
Class 2 Units unsold through 9/30/05: 85,858.284
Aggregate price paid for Class 2 Units sold through 9/30/05: $12,406,267

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

        3.2 AMENDED AND RESTATED LIMITED PARTNERSHIP AGREEMENT, FILED AS EXHIBIT A TO THE REGISTRANT'S RULE 424(b) PROSPECTUS AS FILED ON JULY 5, 2005, AND INCORPORATED HEREIN BY REFERENCE.

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

                            S&P Managed Futures Index Fund, LP
                            LIMITED PARTNERSHIP


Date:  December 1, 2005    by: RefcoFund Holdings, LLC
                                its general partner

                                By: /s/ Richard C. Butt
                                    -----------------------
                                    Richard C. Butt
                                    President
                                    (principal executive officer)

                                By: /s/ Eric A Simonsen
                                    -----------------------------
                                    Eric A. Simonsen
                                    Secretary
                                    (principal financial and accounting officer)